Form 10QSB
period 2006-11-30
Zebra Resources Ltd.
filed 2007-01-11
CIK 1373690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended November 30, 2006

                        Commission File Number 333-138148


                              ZEBRA RESOURCES, INC.
                 (Name of small business issuer in its charter)


        Nevada                        1000                       20-5243308
(State of incorporation)       (Primary SIC Number)     (IRS Employer ID Number)


                          410-744 West Hastings Street
                              Vancouver, BC V6C 1A5
                               Phone(604)961-9212
                                Fax(604)689-7442
          (Address and telephone number of principal executive offices)


                            Michael M. Kessler, Esq.
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                               Phone (916)239-4000
                                Fax (916)239-4008
                 (Name, Address and phone of Agent for Service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 20,000,000 shares of Common Stock outstanding as of November 30, 2006.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                   Unaudited as of        Audited as of
                                                                  November 30, 2006      August 31, 2006
                                                                  -----------------      ---------------
                                   A S S E T S

CURRENT ASSETS
      Total Current Assets                                            $  9,090              $ 12,265
                                                                      --------              --------

      Total  Assets                                                   $  9,090              $ 12,265
                                                                      ========              ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable - due to related party                                  840                   840
  Accounts Payable and Accrued Liabilities                              10,000                10,000
                                                                      --------              --------

      Total Current Liabilities                                         10,840                10,840
                                                                      --------              --------

                     S T O C K H O L D E R S ' D E F I C I T

COMMON STOCK
  75,000,000 authorized shares, par value $.001
  20,000,000 shares issued and outstanding                              20,000                20,000
  Additional Paid-in-Capital                                                --                    --
  Deficit accumulated during exploration stage                         (21,750)              (18,575)
                                                                      --------              --------

      Total Stockholders' Deficit                                       (1,750)                1,425
                                                                      --------              --------

      Total Liabilities and Stockholders' Deficit                     $  9,090              $ 12,265
                                                                      ========              ========


                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                            Period from
                                                                           July 20, 2006
                                                                         (Date of inception)
                                                  Three Months Ended          through
                                                   November 30, 2006      November 30, 2006
                                                   -----------------      -----------------
                                                     (Unaudited)            (Unaudited)

REVENUES:
  Revenues                                           $         --           $         --
                                                     ============           ============

      Total Revenues                                           --                     --

EXPENSES:
Operating Expenses
  Exploration Expenses                                         --                 15,000
  General and Adminstrative                                 1,605                  2,680
  Professional Fees                                         1,570                  4,070
                                                     ------------           ------------

      Total Expenses                                        3,175                 21,750
                                                     ============           ============

Net loss from Operations                             $     (3,175)          $    (21,750)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                           --                     --

      Net Income (Loss) for the period               $     (3,175)          $    (21,750)
                                                     ============           ============

Basic and Diluted Earnings Per Common Share                 (0.00)                 (0.00)
                                                     ------------           ------------

Weighted Average number of Common Shares
 used in per share calculations                        20,000,000             20,000,000
                                                     ============           ============

                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from July 20, 2006 (inception) to November 30, 2006
                           (Expressed in U.S. Dollars)

                                                             $0.001       Paid-In    Accumulated    Stockholders'
                                               Shares       Par Value     Capital      Deficit        Deficit
                                               ------       ---------     -------      -------        -------
Balance, July 20, 2006 (Date of Inception)           --     $     --     $     --     $     --       $     --

Stock Issued for cash at $0.001 per share
 on July 25, 2006                            20,000,000       20,000           --           --         20,000

Net Loss                                             --           --           --      (18,575)       (18,575)
                                            -----------     --------     --------     --------       --------

Balance, August 31, 2006                     20,000,000     $ 20,000     $     --     $(18,575)      $  1,425

Net Loss                                                                                (3,175)        (3,175)
                                            -----------     --------     --------     --------       --------

Balance, November 30, 2006                   20,000,000     $ 20,000     $     --     $(21,750)      $ (1,750)
                                            ===========     ========     ========     ========       ========

                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                            Period from
                                                                            July 20,2006
                                               Three Months Ended       (Date of inception) to
                                                November 30, 2006          November 30, 2006
                                                -----------------          -----------------
                                                  (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $ (3,175)                  $(21,750)
  Accounts Payable                                        --                     10,000
  Accounts Payable - due to a related party               --                        840
                                                    --------                   --------
Net Cash used by Operating Activities           (3,175)                   (10,910)
                                                    --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                          --                         --
                                                    --------                   --------
Net Cash Used in Investing Activities                     --                         --
                                                    --------                   --------

Cash Flows from Financing Activities:
  Common Stock issued for cash                             0                     20,000
                                                    --------                   --------
Net Cash Provided from Financing Activities                0                     20,000
                                                    --------                   --------

Net Increase (decrease) in Cash                       (3,175)                     9,090
                                                    --------                   --------

Cash Balance,  Begin Period                           12,265                         --
                                                    --------                   --------

Cash Balance,  End Period                           $  9,090                   $  9,090
                                                    ========                   ========

                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Zebra Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Zebra Resources") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired a mineral claims option located in the Province of British Columbia, Canada during the period ending November 30, 2006 for $15,000.

The Company's operations have been limited to general administrative operations and is considered an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

MANAGEMENT OF COMPANY - The Company filed its articles of incorporation with the Nevada Secretary of State on July 20, 2006, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator. The initial list of officers filed with the Nevada Secretary of State on July 24, 2006, indicate Karl Kottmeier as the President, Secretary, and Treasurer.

GOING CONCERN - The Company incurred net losses of approximately $21,750 from the period of July 20, 2006 (Date of Inception) through November 30, 2006 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is August 31.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through November 30, 2006, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

2. PROPERTY AND EQUIPMENT

As of November 30, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

A total of 20,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $20,000.

4. RELATED PARTY TRANSACTIONS

During the period, Karl Kottmeier, the sole director and officer of the Company incurred $ 840 of expenses on behalf of the Company. As at November 30, 2006, $840 is owing to Mr. Kottmeier and is included in accounts payable and accrued liabilities.

As of November 30, 2006 there are no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of November 30, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


6. LITIGATION

As of November 30, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

7. SUBSEQUENT EVENTS

Our SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on November 13, 2006. As of December 20, 2006 the offering was completed for total proceeds to the Company of $60,000 with issuance of 12,000,000 common shares at $0.005.

8. ASTRO MINERAL PROPERTY OPTION

On July 26, 2006, the Company optioned the Astro 2006 mineral property from Cazador Resources Ltd. for $15,000, payable over a three year period. As of November 30, 2006 $5,000 has been paid. The Astro mineral property consists of a total of 8 M.T.O cells (totaling 168.29 hectares) in the Olalla area of southern B.C located approximately 10 kilometres west of the Vault Property at Okanagan Falls.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $3,175 for the three month period ended November 30, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss for the three months ended November 30, 2006 was $3,175.

In their report on our audited financial statements as at August 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2006 was $9,090. In order to satisfy our cash requirements we are required to complete our offering of 12,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on November 13, 2006. As of December 20, 2006 the offering was completed for total proceeds to the company of $60,000 (12,000,000 shares at $0.005).

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on November 13, 2006. Our offering of 12,000,000 common shares was completed on December 20, 2006. Our 12 month budget is based on operations which will be funded by the $60,000 raised through our offering.

Our plan of operation for the twelve months following the completion of our offering is to complete the first phase of exploration programs on the Astro 2006 mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. In addition to the $15,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $29,000 on professional fees, including fees payable in complying with reporting obligations, general administrative costs, and lease option payments. We will also set aside a reserve of $25,000 towards Phase II of the exploration program costs. Total expenditures over the next 12 months are therefore expected to be $69,000, which is the amount to be raised in our offering and our cash on hand.

ASTRO 2006 COSTS

     PHASE 1                                                          Cost
                                                                     ------
     Soil sampling and prospecting (14 mandays)                       7,000
     Geochemical Analyses (150 soils, 50 rocks)                       5,000
     Data evaluation and reporting                                    2,000
     Contingency                                                      1,000
                                                                     ------
     Subtotal                                                        15,000
                                                                     ------

     PHASE 2

     Geophysical Surveys ( 35 km Mag-VLF)                            35,000
     Trenching- excavator (100 hours @ $125/hr)                      12,500
     Trenching-sampling (500 rocks)                                  12,500
     Geological supervision                                           5,000
     Data evaluation and reporting                                    5,000
     Contingency                                                      5,000
     Subtotal                                                        75,000
                                                                     ------

     GRAND TOTAL                                                     90,000
                                                                     ======

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration on the Astro 2006 mineral property.

We plan to commence the phase one exploration program on the claim in February 2007, weather permitting. The program should take approximately two months to complete. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000 and will take approximately four months to complete.

Subject to financing, we anticipate commencing the second phase of our exploration program in late spring or summer 2007. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of November 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our August 31, 2006 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-1138148.

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through November 30, 2006, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have not conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-138148, at the SEC website at www.sec.gov:

     Exhibit No.                          Description
     -----------                          -----------
         3.1        Articles of Incorporation*
         3.2        Bylaws*
        31.1        Sec. 302 Certification of Principal Executive Officer
        31.2        Sec. 302 Certification of Principal Financial Officer
        32.1        Sec. 906 Certification of Principal Executive Officer
        32.2        Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 9, 2007                      Zebra Resources, Inc., Registrant


                                     By: /s/ Karl Kottmeier
                                        ----------------------------------------
                                        Karl Kottmeier, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

January 9, 2007                      Zebra Resources, Inc., Registrant


                                     By: /s/ Karl Kottmeier
                                        ----------------------------------------
                                        Karl Kottmeier, President, Secretary,
                                        Treasurer, Chief Executive Officer,
                                        Chief Financial Officer, and
                                        Principal Accounting Officer