Form 10QSB
period 2007-02-28
Zebra Resources Ltd.
filed 2007-04-12
CIK 1373690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended February 28, 2007

                        Commission File Number 333-138148


                              ZEBRA RESOURCES, INC.
                 (Name of small business issuer in its charter)


        Nevada                        1000                      20-5243308
(State of Incorporation)      (Primary SIC Number)      (IRS Employer ID Number)


                           802-700 West Pender Street
                              Vancouver BC V6C 1G8
                               Phone(604)961-9212
                                Fax(604)689-7442
          (Address and telephone number of principal executive offices)


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

There were 32,000,000 shares of Common Stock outstanding as of February 28, 2007.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                          Unaudited as of        Audited as of
                                                                         February 28, 2007      August 31, 2006
                                                                         -----------------      ---------------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                                        $ 62,088             $ 12,265
  Prepaid Expenses                                                               1,500                   --
                                                                              --------             --------

      Total  Assets                                                           $ 63,588             $ 12,265
                                                                              ========             ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable - due to related party                                           --                  840
  Accounts Payable and Accrued Liabilities                                      10,000               10,000
                                                                              --------             --------

      Total Current Liabilities                                                 10,000               10,840
                                                                              --------             --------

                        S T O C K H O L D E R S ' EQUITY

Common Stock
  75,000,000 authorized shares, par value $.001
    32,000,000 shares issued and outstanding as of February 28, 2007;           32,000
    20,000,000 shares issued and outstanding as of August 31, 2006                                   20,000
  Additional Paid-in-Capital                                                    48,000                   --
  Deficit accumulated during exploration stage                                 (26,412)             (18,575)
                                                                              --------             --------

      Total Stockholders' Equity                                                53,588                1,425
                                                                              --------             --------

      Total Liabilities and Stockholders' Equity                              $ 63,588             $ 12,265
                                                                              ========             ========

                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                             Statement of Operations
                           (Expressed in U.S. Dollars)

                                                                                                Period from
                                                                                               July 20, 2006
                                                   Unaudited              Unaudited         (Date of inception)
                                              Three Months Ended      Six Months Ended            through
                                               February 28, 2007      February 28, 2007      February 28, 2007
                                               -----------------      -----------------      -----------------
REVENUES:
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
      Total Revenues                                       --                     --

EXPENSES:
  Operating Expenses
    Exploration Expenses                                   --                     --                 15,000
    General and Adminstrative                           1,027                  2,632                  3,707
    Professional Fees                                   3,635                  5,205                  7,705
                                                 ------------           ------------           ------------
      Total Expenses                                    4,662                  7,837                 26,412
                                                 ------------           ------------           ------------

      Net loss from Operations                         (4,662)                (7,837)               (26,412)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                       --                     --                     --
                                                 ------------           ------------           ------------

      Net Income (Loss) for the period           $     (4,662)          $     (7,837)          $    (26,412)
                                                 ============           ============           ============

Basic and Diluted Earnings Per Common Share             (0.00)                 (0.00)                 (0.00)
                                                 ------------           ------------           ------------

Weighted Average number of Common Shares
 used in per share calculations                    24,719,101             29,545,455             23,943,622
                                                 ============           ============           ============

                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from July 20, 2006 (inception) to February 28, 2007
                           (Expressed in U.S. Dollars)

                                                             $0.001       Paid-In    Accumulated    Stockholders'
                                               Shares       Par Value     Capital      Deficit        Deficit
                                               ------       ---------     -------      -------        -------
Balance, July 20, 2006 (Date of Inception)           --     $     --     $     --     $     --       $     --

Stock Issued for cash at $0.001 per share
 on July 25, 2006                            20,000,000       20,000           --           --         20,000

Net Loss                                             --           --           --      (18,575)       (18,575)
                                            -----------     --------     --------     --------       --------

Balance, August 31, 2006                     20,000,000     $ 20,000     $     --     $(18,575)      $  1,425

Stock Issued for cash at $0.005 per share    12,000,000       12,000       48,000                      60,000
 on December 20, 2006

Net Loss                                                                                (7,837)        (7,837)
                                            -----------     --------     --------     --------       --------

Balance, February 28, 2007                   32,000,000     $ 32,000     $ 48,000     $(26,412)      $ 53,588
                                            ===========     ========     ========     ========       ========

                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                                Period from
                                                          Unaudited             July 20,2006
                                                       Six Months Ended     (Date of inception) to
                                                       February 28, 2007       February 28, 2007
                                                       -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                $ (7,837)               $(26,412)
  Prepaid                                                   (1,500)                 (1,500)
  Accounts Payable                                              --                  10,000
  Accounts Payable - due to a related party                   (840)                     --
                                                          --------                --------
Net Cash Provided from Operating Activities                (10,177)                (17,912)
                                                          --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                          --------                --------
Net Cash Used in Investing Activities                           --                      --
                                                          --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                              60,000                  80,000
                                                          --------                --------
Net Cash Provided from Financing Activities                 60,000                  80,000
                                                          --------                --------

Net Increase in Cash                                        49,823                  62,088

Cash Balance,  Begin Period                                 12,265                      --
                                                          --------                --------

Cash Balance,  End Period                                 $ 62,088                $ 62,088
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

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Zebra Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Zebra Resources") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired a mineral claims option located in the Province of British Columbia, Canada during the period ending February 28, 2007 for $15,000.

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

GOING CONCERN - The Company incurred net losses of approximately $26,412 from the period of July 20, 2006 (Date of Inception) through February 28, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through February 28, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


currently evaluating the impact that FAS 157 will have on our financial statements. In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation, we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

2. PROPERTY AND EQUIPMENT

As of February 28, 2007 the Company does not own any property and/or equipment.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

A total of 32,000,000 shares of the Company's common stock were issued; 20,000,000 to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $20,000 and 12,000,000 shares of the Company's common stock at a price of $0.005 per share for total proceeds of $60,000.

4. RELATED PARTY TRANSACTIONS

During the period, Karl Kottmeier, the sole director and officer of the Company was paid $ 840 for of expenses previously incurred on behalf of the Company.

As of February 28, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of February 28, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of February 28, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

7. PREPAID EXPENSES

Prepaid expenses consist of $1,500 paid as a retainer for legal services to be provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $4,662 and $7,837 for the three and six month periods ended February 28, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss for from inception through February 28, 2007 was $26,412.

In their report on our audited financial statements as at August 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2007 was $62,088. In order to satisfy our cash requirements we were required to complete our offering of 12,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on November 13, 2006. As of December 20, 2006 the offering was completed for total proceeds to the company of $60,000 (12,000,000 shares at $0.005).

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on November 13, 2006. Our offering of 12,000,000 common shares was completed on December 20, 2006. Our 12 month budget is based on operations which will be funded by the $60,000 raised through our offering.

Our plan of operation for the twelve months following the completion of our offering is to complete the first phase of exploration programs on the Astro 2006 mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. In addition to the $15,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $29,000 on professional fees, including fees payable in complying with reporting obligations, general administrative costs, and lease option payments. We will also set aside a reserve of $25,000 towards Phase II of the exploration program costs. Total expenditures over the next 12 months are therefore expected to be $47,000, which is the amount to be raised in our offering and our cash on hand.

ASTRO 2006 COSTS

                                                                      Cost
                                                                      ----
PHASE 1
Soil sampling and prospecting (14 mandays)                            7,000
Geochemical Analyses (150 soils, 50 rocks)                            5,000
Data evaluation and reporting                                         2,000
Contingency                                                           1,000
Subtotal                                                             15,000
                                                                     ------

PHASE 2
Geophysical Surveys ( 35 km Mag-VLF)                                 35,000
Trenching- excavator (100 hours @ $125/hr)                           12,500
Trenching-sampling (500 rocks)                                       12,500
Geological supervision                                                5,000
Data evaluation and reporting                                         5,000
Contingency                                                           5,000
Subtotal                                                             75,000
                                                                     ------

GRAND TOTAL                                                          90,000
                                                                     ======

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration on the Astro 2006 mineral property.

We plan to commence the phase one exploration program on the claim in May 2007, weather permitting. Currently, the ground is under snow cover. The program should take approximately two months to complete. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000 and will take approximately four months to complete.

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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of February 28, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our August 31, 2006 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-1138148.

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation, we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB

Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

April 10, 2007                       Zebra Resources, Inc., Registrant


                                     By: /s/ Karl Kottmeier
                                         ---------------------------------------
                                         Karl Kottmeier, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

April 10, 2007                       Zebra Resources, Inc., Registrant


                                     By: /s/ Karl Kottmeier
                                         ---------------------------------------
                                         Karl Kottmeier, President, Secretary,
                                         Treasurer, Chief Executive Officer,
                                         Chief Financial Officer, and
                                         Principal Accounting Officer