Form 10QSB
period 2007-05-31
Zebra Resources Ltd.
filed 2007-07-16
CIK 1373690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                        For the Period ended May 31, 2007

                        Commission File Number 333-138148


                              ZEBRA RESOURCES, INC.
                 (Name of small business issuer in its charter)

        Nevada                        1000                      20-5243308
(State of incorporation)      (Primary SIC Number)      (IRS Employer ID Number)


                             802-700 West Pender St.
                              Vancouver, BC V6C 1G8
                               Phone(604)961-9212
                                Fax(604)689-7442
          (Address and telephone number of principal executive offices)


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

There were 32,000,000 shares of Common Stock outstanding as of May 31, 2007.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                        Unaudited as of      Audited as of
                                                                          May 31, 2007      August 31, 2006
                                                                          ------------      ---------------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                                      $ 59,377           $ 12,265
                                                                            --------           --------

      Total  Assets                                                         $ 59,377           $ 12,265
                                                                            ========           ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable - due to related party                                         --                840
  Accounts Payable and Accrued Liabilities                                    10,000             10,000
                                                                            --------           --------

      Total Current Liabilities                                               10,000             10,840
                                                                            --------           --------

                        S T O C K H O L D E R S ' EQUITY

Common Stock
  75,000,000 authorized shares, par value $.001
  32,000,000 shares issued and outstanding (Aug 31, 2006 - 20,000,000)        32,000             20,000
Additional Paid-in-Capital                                                    48,000                 --
Deficit accumulated during exploration stage                                 (30,623)           (18,575)
                                                                            --------           --------

      Total Stockholders' Equity                                              49,377              1,425
                                                                            --------           --------

      Total Liabilities and Stockholders' Equity                            $ 59,377           $ 12,265
                                                                            ========           ========

            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                         Interim Statement of Operations
                           (Expressed in U.S. Dollars)

                                                                                              Period from
                                                                                             July 20, 2006
                                              Nine Months Ended     Three Months Ended    (Date of inception) to
                                                May 31, 2007           May 31, 2007           May 31, 2007
                                                ------------           ------------           ------------
REVENUES:
  Revenues                                      $         --           $         --           $         --
                                                ============           ============           ============

      Total Revenues                                      --                     --

EXPENSES:
Operating Expenses
  Exploration Expenses                                    --                 15,000
  General and Adminstrative                            3,193                    561                  4,268
  Professional Fees                                    8,855                  3,650                 11,355
                                                ------------           ------------           ------------
      Total Expenses                                  12,048                  4,211                 30,623
                                                ------------           ------------           ------------

      Net loss from Operations                  $    (12,048)          $     (4,211)          $    (30,623)
                                                ------------           ------------           ------------

PROVISION FOR INCOME TAXES:
Income Tax Benefit -
  Net Income (Loss) for the period              $    (12,048)          $     (4,211)          $    (30,623)
                                                ============           ============           ============

Basic and Diluted Earnings Per Common Share            (0.00)                 (0.00)                 (0.00)
                                                ------------           ------------           ------------

Weighted Average number of Common Shares
 used in per share calculations                   27,120,879             32,000,000             25,853,967
                                                ============           ============           ============


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
          For the period from July 20, 2006 (inception) to May 31, 2007
                           (Expressed in U.S. Dollars)

                                                                 $0.001      Paid-In     Accumulated    Stockholders'
                                                  Shares       Par Value     Capital       Deficit        Deficit
                                                  ------       ---------     -------       -------        -------
Balance, July 20, 2006 (Date of Inception)              --      $    --      $    --      $     --       $     --

Stock Issued for cash at $0.001 per share       20,000,000       20,000           --            --         20,000
 on July 25, 2006                               ----------      -------      -------      --------       --------

Net Loss                                                --           --           --       (18,575)       (18,575)
                                                ==========      =======      =======      ========       ========

Balance, August 31, 2006                        20,000,000       20,000           --       (18,575)         1,425

Stock Issued for cash at $0.005 per share       12,000,000       12,000       48,000                       60,000
 on December 20, 2006
Net Loss                                                                                   (12,048)       (12,048)
                                                ----------      -------      -------      --------       --------

Balance, May 31, 2007                           32,000,000      $32,000      $48,000      $(30,623)      $ 49,377
                                                ==========      =======      =======      ========       ========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                         Interim Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                           Period from
                                                                           July 20,2006
                                                Nine Months Ended     (Date of inception) to
                                                   May 31, 2007            May 31, 2007
                                                   ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $(12,048)              $(30,623)
  Accounts Payable                                         --                 10,000
  Accounts Payable - due to a related party              (840)                    --
                                                     --------               --------
Net Cash Provided from Operating Activities           (12,888)               (20,623)
                                                     --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                           --                     --
                                                     --------               --------
Net Cash Used in Investing Activities                      --                     --
                                                     --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                         60,000                 80,000
                                                     --------               --------
Net Cash Provided from Financing Activities            60,000                 80,000
                                                     --------               --------

Net Increase in Cash                                   47,112                 59,377
                                                     --------               --------

Cash Balance, Begin Period                             12,265                     --
                                                     --------               --------

Cash Balance, End Period                             $ 59,377               $ 59,377
                                                     ========               ========


            See accompanying notes to interim financial statements.

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Zebra Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Zebra Resources") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired a mineral claims option located in the Province of British Columbia, Canada during the period ending August 31, 2006 for $15,000.

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

GOING CONCERN - The Company incurred net losses of approximately $30,623 from the period of July 20, 2006 (Date of Inception) through May 31, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through May 31, 2007, the Company had no potentially dilutive securities.

2. PROPERTY AND EQUIPMENT

As of May 31, 2007 the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

Effective July 25, 2006, the Company issued 20,000,000 to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $20,000. Effective December 20, 2006 the Company issued 12,000,000 shares of the Company's common stock pursuant to the Company's SB2 prospectus offering at $0.005 per share for total proceeds of $60,000.

4. RELATED PARTY TRANSACTIONS

During the prior period, Karl Kottmeier, the sole director and officer of the Company incurred $840 of expenses on behalf of the Company. This amount was repaid during the current period, accordingly $0 is owed as of May 31, 2007.

Karl Kottmeier, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's completed SB-2 prospectus offering.

As of May 31, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of May 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of May 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

7. ASTRO MINERAL PROPERTY OPTION

On July 26, 2006, the Company optioned the Astro 2006 mineral property from Cazador Resources Ltd. for $15,000, payable over a three year period. The Astro mineral property consists of a total of 8 M.T.O cells (totaling 168.29 hectares) in the Olalla area of southern B.C located approximately 10 kilometres west of the Vault Property at Okanagan Falls. As of May 31, 2007 the Accounts Payable and Accrued Liabilities of $10,000 on the Balance Sheet, represents the balance owing to Cazador Resources Ltd on the option agreement for the Astro 2006 mineral property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $4,211 and $12,048 for the three and nine month periods ended May 31, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss from inception through May 31, 2007 was $30,623.

In their report on our audited financial statements as at August 31, 2006, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2007 was $59,377. In order to satisfy our cash requirements we were required to complete our offering of 12,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on November 13, 2006. As of December 20, 2006 the offering was completed for total proceeds to the company of $60,000 (12,000,000 shares at $0.005).

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on November 13, 2006. Our offering of 12,000,000 common shares was completed on December 20, 2006. Our 12 month budget is based on operations which will be funded by the $60,000 raised through our offering.

Our plan of operation for the twelve months is to complete the first phase of exploration programs on the Astro 2006 mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. In addition to the $15,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $29,000 on professional fees, including fees payable in complying with reporting obligations, general administrative costs, and lease option payments. We will also set aside a reserve of $25,000 towards Phase II of the exploration program costs. Total expenditures over the next 12 months are therefore expected to be $47,000, which is the amount to be raised in our offering and our cash on hand.

ASTRO 2006 COSTS

PHASE 1                                                           COST
-------                                                           ----
Soil sampling and prospecting (14 mandays)                       7,000
Geochemical Analyses (150 soils, 50 rocks)                       5,000
Data evaluation and reporting                                    2,000
Contingency                                                      1,000
                                                                ------
Subtotal                                                        15,000

PHASE 2
-------
Geophysical Surveys ( 35 km Mag-VLF)                            35,000
Trenching- excavator (100 hours @ $125/hr)                      12,500
Trenching-sampling (500 rocks)                                  12,500
Geological supervision                                           5,000
Data evaluation and reporting                                    5,000
Contingency                                                      5,000
                                                                ------
Subtotal                                                        75,000

GRAND TOTAL                                                     90,000

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates.

On June 15, 2007, engaged Cazador Resources to commence the preliminary work on the Astro 2006 property. The total expenditure for this work program is estimated at $15,000. The work program will consist of sampling and mapping of the Astro 2006 property and is expected to take approximately six weeks to complete. Cazador Resources will provide project management services and may contract third party service providers to complete certain aspects of the exploration program.

Following the completion of phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000 and will take approximately four months to complete.

Subject to financing, we anticipate commencing the second phase of our exploration program in late Fall 2007. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of May 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our August 31, 2006 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-1138148.

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

July 10, 2007                       Zebra Resources, Inc., Registrant


                                    By: /s/ Karl Kottmeier
                                       ---------------------------------------
                                       Karl Kottmeier, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

July 10, 2007                       Zebra Resources, Inc., Registrant


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