Form 10KSB
period 2007-08-31
Zebra Resources Ltd.
filed 2007-11-29
CIK 1373690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2007

                        Commission File Number 333-138148


                              ZEBRA RESOURCES INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                               1000                        20-5243308
(State or Other Jurisdiction of      (Primary Standard Industrial        (I.R.S. Employer
Incorporation or Organization)        Classification Code Number)       Identification No.)

                           802-700 West Pender Street
                         Vancouver, B.C. Canada V6C 1G8
                            Telephone (604) 961-9212
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

For the fiscal year ended August 31, 2007 the company had no revenue.

As of November 23, 2007, the registrant had 32,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                               3
Item 2.  Description of Property                                              15
Item 3.  Legal Proceedings                                                    15
Item 4.  Submission of Matters to a Vote of Securities Holders                15

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities                15
Item 6.  Management's Discussion and Analysis or Plan of Operation            17
Item 7.  Financial Statements                                                 22
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            33
Item 8A. Controls and Procedures                                              33

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons         33
Item 10. Executive Compensation                                               35
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     37
Item 12. Certain Relationships and Related Transactions                       37
Item 13. Exhibits                                                             38
Item 14. Principal Accountant Fees and Services                               38

Signatures                                                                    39

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

DESCRIPTION OF BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion for Zebra Resources which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, silver, copper and other minerals. The Astro 2006 mineral property, the only claim currently in the company's portfolio, consists of 8 unpatented mineral claims. There is the possibility that the property does not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

GLOSSARY OF MINING TERMS

                            GLOSSARY OF MINING TERMS

"Adit"                  An opening driven horizontally into the side of a
                        mountain or hill for providing access to a mineral
                        deposit.
"Andesite"              Andesite is an igneous, volcanic rock, of intermediate
                        composition, with aphanitic to porphyritic texture. Its
                        mineral assembly is usually quartz and plagioclase.
"Anomalous"             A departure from the norm which may indicate the
                        presence of mineralization
"Argillic-altered"      Pertaining to clay or clay minerals; e.g., argillic
                        alteration in which certain minerals of a rock are
                        converted to minerals of the clay group.
"Basalt"                An extrusive volcanic rock
"BCDM"                  British Columbia Department of Mines
"Biotite"               Biotite is a sheet silicate. Iron magnesium aluminum
                        silicate forms sheets, and weakly bond together by
                        potassium ions. It is sometimes called "iron mica".
"Breccia"               A rock in which angular fragments are surrounded by a
                        mass of fine-grained minerals
"Chalcopyrite"          A sulphide mineral of copper and iron; the most
                        important ore mineral in copper
"Chert"                 A variety of silica that contains microcrystalline
                        quartz
"Clast or Clastic"      Clastic rocks refers to rocks formed from fragments of
                        pre-existing rock.
"Copper" or "Cu"        A reddish or salmon-pink isometric mineral, the native
                        metallic element of copper. It is ductile and malleable, a good conductor of heat and electricity, usually dull and tarnished

"Diamond drill"         A rotary type of rock drill that cuts a core of rock
                        that is recovered in long cylindrical sections
"Fault"                 A fracture dividing a rock into two sections that have
                        visibly moved relative to each other
"Feldspar"              silicate minerals which occur in igneous rocks -
                        plagioclase contains calcium and sodium
"Flows"                 Volcanic rock formed from lava that flowed out onto the
                        earth's surface
"Geological mapping"    The process of observing and measuring geological
                        features in a given area and plotting these features, to
                        scale, onto a map
"Geophysical survey"    A method of exploration that measures the physical
                        properties of rock formations including magnetism,
                        specific gravity, electrical conductivity and resistance
"Gold"                  A heavy, soft, yellow, ductile, malleable, metallic
                        element. Gold is a or "Au" critical element in computer
                        and communications technologies
"Greenstone"            Greenstone, also known as greenschist, is a non layered
                        metamorphic rock derived from basalt, gabbro or similar
                        rocks containing sodium-rich plagioclase feldspar,
                        chlorite and quartz.
"Limestone"             A sedimentary rock composed primarily of calcium
                        carbonate
"Massive sulphide
 mineralization"        Mineralization that contains a variety of different
                        sulphide minerals - usually includes - sphalerite,
                        chalcopyrite, pyrite and pyrrhotite.
"Metamorphic"           A rock that has undergone chemical or structural changes
                        (heat, pressure, or a chemical reaction) that causes
                        changes to its original state - High-grade metamorphic
                        is a large amount of change
"Mineral claim"         A portion of land held either by a prospector or a
                        mining company, in British Columbia each claim is 500m x
                        500m (1,640 ft2)
"Molybdemum"            A transition metal. The pure metal is silvery white in
                        color, fairly soft, and has one of the highest melting
                        points of all pure elements. In small quantities,
                        molybdenum is effective at hardening steel.
"Ore"                   A mixture of mineralized rock from which at least one of
                        the metals can be extracted at a profit
"Porphyrytic"           Porphyry is a very hard igneous rock consisting of
                        large-grained crystals, such as feldspar or quartz,
                        dispersed in a fine-grained feldspathic matrix or
                        groundmass.
"Precious metal"        Any of several metals, including gold and platinum, that
                        have high economic value - metals that are often used to
                        make coins or jewelry
"Pyrite"                A yellow iron sulphide mineral - sometimes referred to
                        as "fools gold"
"Pyrrhotite"            A bronze colored, magnetic iron sulphide mineral
                        "Quartz" Common rock forming mineral consisting of
                        silicon and oxygen
"Sedimentary rocks"     Secondary rocks formed from material derived from other
                        rocks and laid down underwater.
"Silicified"            Combined or impregnated with silicon or silica.
"Silver" or "Ag"        A white metallic element that is ductile, very malleable
                        and capable of a high polish. This precious metal has major industrial applications in photography, x-rays, electronics and electrical contacts, batteries, brazing alloys, catalysts, mirrors, jewelry and sterlingware

"Soil sampling"         The collecting of samples of soil, usually 2 pounds per
                        sample, from soil thought to be covering mineralized
                        rock. The samples are submitted to a laboratory that
                        will analyze them for mineral content
"Sphalerite"            A zinc sulphide mineral; the most common ore mineral of
                        zinc
"Stringer"              An irregular filament or a narrow vein of one or more
                        minerals traversing a rock mass.
"Trachyandesite"        An extrusive igneous rock. It has little or no free
                        quartz, but is dominated by alkali feldspar and sodic
                        plagioclase.
"Trenching"             The digging of long, narrow excavation through soil, or
                        rock, to expose mineralization
"Tuff"                  Rock composed of fine volcanic ash
"Vein"                  A crack in the rock that has been filled by minerals
                        that have traveled upwards from a deeper source
"Volcanic rocks"        Igneous rocks formed from magma that has flowed out or
                        has been violently ejected from a volcano
"Zinc" or "Zn"          A white metallic element

GENERAL INFORMATION

The one property in the Company's portfolio is the Astro 2006 mineral property, consisting of 8 Mineral Titles Online cells listed under Tenure #537414 that were acquired on July 19, 2006. They were a re-stake of claims previously acquired by Adam Travis on April 28, 2003 and are owned 100% by Cazador Resources, a private company controlled by Adam Travis. On July 26, 2006 Zebra Resources entered into a Mineral Property Option Agreement with Cazador Resources Ltd. which grants to Zebra Resources the sole and exclusive right, privilege and option to explore the Astro 2006 claims. The mineral claims have a total surface area of approximately 168 hectares (415 acres). The property is located 15 km (10 mi) west of Okanagan Falls or 20 km (12 mi) southwest of Penticton in southern British Columbia. Within the property elevations range from 1150 meters (3,773 ft) in the main valley bottom in the southern portion of the claims to over 1400 meters (4,593 ft) in the northern portion.

At the current time the property is without known reserves. The exploration program currently underway includes soil sampling, mapping and ground geophysics (Induced Polarization) to test for the existence of precious and /or base metal ore bodies. The cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property. Previous claims were held in the area between 1977-1993 by Pacific Petroleum Ltd. (Petro Canada) in the search for uranium. Work by Placer Development Ltd. from 1984-1986 led to the re-discovery of old workings in the Carboniferous-Triassic cherts to the west of the current claims. Subsequent work by QPX Minerals on both the Placer and Petro Canada claims ensued between 1986-1989. No recorded work has occurred in the area of the current Astro claims since the 1989 RC drilling program.

In 2003 Adam Travis conducted a modest geological and geochemical program consisting of limited soil sampling and an investigation of the small gullies that reflect underlying structures and concluded that soil sampling is partially effective in areas of minor bedrock and that the gullies and structures extend farther than the previous geophysical program.

The initial exploration phase will be supported by generators, however; hydro electrical power lines are located in the area. Water required for exploration and development of the claim is available from the major river drainages that flow year round as well as many subsidiary creeks.

The initial phase of exploration will consist of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program which will take approximately four months to complete. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

Our geologist believes that the previous work has laid the groundwork to quickly and efficiently build upon the work from more than 15 years ago that has never been followed up. Exploration successes at the nearby Dusty Mac and Vault Projects as well as recent successes in a similar setting at Kinross' Emmanuel Creek Mine in the Republic Camp bode well for renewed exploration in the Astro 2006 area. If a large mineralized vein system is present the project could be developed on a large scale and conversely if a smaller mineralization vein system is present then the property could be developed on a smaller scale.

ACQUISITION OF THE ASTRO 2006 MINERAL PROPERTY

On July 26, 2006 Zebra Resources entered into a Mineral Property Option Agreement with Cazador Resources Ltd. which grants to Zebra Resources the sole and exclusive right, privilege and option to explore the Astro 2006 claims together with the sole and exclusive right, privilege and option to purchase the claims upon the following terms and conditions:

1. Zebra shall have the sole and exclusive right and option to acquire a 100% undivided right, title and interest in and to the claims, subject to a 2% net smelter returns royalty payable to Cazador Resources, by performing the acts and deeds and paying the following sums:

     (a)  Pay to Cazador Resources a total of $15,000 in the following manner:

          (i)   $5,000 by July 31, 2006;
          (ii)  an additional $5,000 by July 31, 2007; and
          (iii) an additional $5,000 by July 31, 2008;

     (b) Pay, or cause to be paid, to Cazador Resources, or on their behalf as Zebra may determine, all claims payments and assessment work required to keep the Claims and the Option in good standing.

2. At such time as Zebra has made all of the required cash payments within the time periods specified, then the Option shall be deemed to have been exercised, and Zebra shall have acquired an undivided 100% interest in and to the Claims, subject to a 2% net smelter returns royalty payable to Cazador Resources, to a maximum of $1,000,000.

3. For so long as the Option continues in full force and effect, Zebra, its employees, agents, permitted assigns and independent contractors shall have the right to:

     (a)  enter upon the Claims;
     (b)  incur expenditures;
     (c) bring upon and erect upon the Claims such mining facilities as Zebra may consider advisable; and
     (d) remove material from the Claims for testing purposes up to 2 tonnes for a bulk sample.

The mineral title claim has been registered with the Government of British Columbia and a title search has been done to ensure there are no competing claims to the property. The Astro 2006 property, consists of 8 Mineral Titles Online cells listed under Tenure #537414 which were acquired on July 19, 2006. They were a re-stake of claims previously acquired by Adam Travis on April 28, 2003 and are owned 100% by Cazador Resources, a private company controlled by Adam Travis.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. For the Astro 2006 claim this would require $672 in exploration costs for year 1 through 3, and $1,344 per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM").

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The property is located 15 km (10 mi) west of Okanagan Falls or 20 km (12 mi) southwest of Penticton in southern British Columbia. The claims are most easily accessed via Hwy 3A west from Kaleden for about 12 kilometres (7 mi) to the Sheep Creek Forest Service road turnoff located between Trout and Yellow Lakes. The Sheep Creek road is taken northwesterly for a distance of approximately 7 kilometres (4 mi) to the claim area.

The project is located less than a one hour drive to the towns of Okanagan Falls and Penticton, BC. Each of these towns has a population in excess of 5,000 people within a 2 hour radius of the project area, including Kelowna BC which is in excess of 250,000. All of the corresponding requirements for a population base of this size are immediately available including hospitals, fire and ambulance services, policing, and government agencies. This part of British Columbia has a long history in the natural resource industry including mining and logging operations. Both industries are active in the area with ample amounts of experienced workers to draw from. Infrastructure is ideal with numerous mining exploration contractors, drilling companies, heavy equipment operators and support companies available in the immediate area.

TOPOGRAPHY AND PHYSIOGRAPHY

The Astro property is situated in the southern Okanagan area of British Columbia. The region has a relatively dry climate, and snow cover in winter is generally moderate. The climate in the area is semi arid with moderately warm summers and cold dry winters. Typical temperature ranges are from mid to upper 30's C (90 degrees F) in summer and -10 to -20 C (0 to 15 degrees F) in winter. Within the Astro property elevations range from 1150 metres (3773 feet) in the main valley bottom in the southern portion of the claims to over 1400 metres (4593 feet) in the northern portion of the claims. Slopes are generally moderate however small bluffs and steeper slopes do occur near the central portions of the claims. Southerly draining creeks and gullies on the claims are generally intermittent and most likely reflect underlying structures. For the most part vegetation consists of jackpine forest, some of which has been infected with pine beetles.

HISTORY AND PREVIOUS WORK

The earliest record of work in the area dates back to the late 1800's with the discovery of the Giant Mascot and Hedley deposits to the west. Gold was also discovered on the nearby Dividend and Apex Mountains in the early 1900's. Several deposits from which a significant amount of gold, silver and molybdenum was shipped were discovered at Olalla in the 1920's.

In the late 1960's there was renewed interest in the area for copper exploration.

The Astro claims were staked by Pacific Petroleum Ltd. (Petro Canada) in 1977 and 1979 during uranium exploration.

In 1988 QPX Minerals completed 23 trenches totaling 650 meters (2133 ft). During the 1988 exploration, an argillic-altered and silicified system was discovered on the Astro 34 claim in biotite porphyritic andesite of the Marron volcanics. This is the area now covered by the current Astro 2006 property.

In 1993 the claim database indicates that Petro Canada was owner of the Astro 34 claim and that they let the claim lapse.

No recorded work has occurred in the area of the current Astro claims since a 1989 RC drilling program, even though the last recorded work recommended extensions of grid coverage for VLF-EM/Mag, a test soil survey over the showing area, and trenching and drilling of the current geophysical anomalies.

REGIONAL GEOLOGY

In 2003 Adam Travis conducted a modest geological and geochemical program consisting of limited soil sampling and an investigation of the small gullies that reflect underlying structures and concluded that soil sampling is partially effective in areas of minor bedrock and that the gullies and structures extend farther than the previous geophysical program.

The showing area lies along the western margin of a fault-bounded basin of Eocene Penticton Group rocks (shown in tan on following figure). To the west Carboniferous to Triassic Shoemaker Formation rocks (shown as blue on following figure) consisting mainly of blue-grey chert, minor limestone and greenstone that have been intruded by pyroxenite, hornblendite and serpentinite. The contact between the chert and greenstone (widely silicified) is gradational over widths of up to 10 meters (33 ft). Bedding strikes northeast with moderate to steep dips to the southeast. To the east at the base of the Penticton Group lies the Springbrook Formation that consists of massive, unsorted, polymictic conglomerate and breccia with lesser sandstone and tuff. The matrix of the conglomerate and breccia is silty and green. Clasts are dominantly volcanic (45 %) and chert (35%) with lesser metamorphic rocks (10%), sediments (5%) and intrusions (5%). This is overlain by trachyandesite and andesite flows with conspicuous clots of feldspar. Several north-trending faults also cut through the area and probably represent downthrown blocks as part of the Trout Lake Graben.

LOCAL AND PROPERTY MINERALIZATION

Two styles of gold mineralization are noted in the immediate area and consist of east-west trending small pyrite-arsenopyrite stringers in chert breccia of the Shoemaker Formation at the PDL occurrence and in argillic and silicificied systems in biotite porphyritic andesite of the Marron volcanics at the Astro occurrence.

The highest results from the pyrite-arsenopyrite stringers at PDL were from grab sample PDL-556 in 1987 which yielded 30.3 g/t Au, 22.5 g/t Ag, 0.25% Cu, 0.14% Pb, 0.57 % Zn and 3.74% As. An abandoned 10 meter (33 ft) adit and an old trench in area also exposed small discontinuous massive sulphide lenses.

More pertinent and covered by the current Astro 2006 claims is the argillic altered and silicified system, which is up to 20 meters (66 ft) wide, where tested over an open ended strike length of 140 meters (459 ft). The argillic alteration envelops a silicified core, up to 3 meters (10 ft) wide, however reverse circulation drilling indicates a widening of silicification to 14 meters (154 ft) true width at a depth of 47 meters (154 ft). This may be the result of the merging of two zones at depth, which appear to dip near vertical and occur along north trending faults. Anomalous gold (up to 0.70 g/t), silver (up to 14.8 g/t) and molybdenum (up to 0.15%) values, over 3 meter (10 ft) sections from the drilling were found to be associated with chalcedonic veinlets in the argillically altered Maaron volcanics.

During previous geological investigations by the geologist it was noted that the north trending structure(s) that intersect the 50 m x 100 m (164 ft x 328 ft) area investigated in 1988 and 1989 continue to the north for over 1 kilometre (2/3 mi) and south for at least 300 meters (984 ft) where the inferred structure enters valley cover. The area to the north is now easily accessed with fairly recent selective logging.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of gold, silver, copper and other minerals. Therefore, we will likely be able to sell any gold, copper or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000. (1 day - crew & equipment)

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $5,000 US for the geology report.

NUMBER OF EMPLOYEES

We currently have one employee, which is our executive officer, namely, Karl Kottmeier. Mr. Kottmeier currently devotes 7 - 10 hours per week to company matters. In the future he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and Mr. Kottmeier.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     Exploration on the Astro 2006 mineral property commenced in July 2007 and is still underway. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on July 20, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim through a lease option agreement with Cazador Resources, Ltd. We have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Astro 2006 mineral property and the production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR ZEBRA RESOURCES WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 1 of our accompanying financial statements, our limited exploration stage and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, silver, copper or other minerals. We have a geological report detailing previous exploration in the area which included the property being prospected, sampled, staked and circulation drilled. However; there is the possibility that the previous work was not carried out properly and the Astro 2006 property does not contain any reserves, resulting in any funds spent by us on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions.

     These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose your investment in this offering.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to phase two which includes drilling operations on the Astro 2006 mineral property, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

THE LOSS OF THE SERVICES OF KARL KOTTMEIER COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT.

     Our performance is substantially dependent upon the professional expertise of our officer Karl Kottmeier. The loss of his services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with other individuals qualified to develop our exploration business. This could result in a loss of revenues, resulting in a reduction of the value of any shares you purchase in this offering.

BECAUSE OUR CURRENT OFFICER HAS OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Karl Kottmeier currently devotes approximately 7 to 10 hours per week providing management services to us. While our executive officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2 - DESCRIPTION OF PROPERTY

We currently utilize space at the premises of Karl Kottmeier, the officer and director of the company, on a rent-free basis. The premises are located at 802-700 West Pender Street, Vancouver BC, Canada V6C 1G8. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended August 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol "ZBRR". To date there has not been an active trading market.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 20,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 20,000,000 shares are held by an affiliate, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

HOLDERS

As of August 31, 2007, we have 32,000,000 Shares of $0.001 par value common stock issued and outstanding held by 23 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Scottsdale, Arizona, 85251.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following table provides selected financial data about our company for the years ended August 31, 2007 and 2006.

             Balance Sheet Data:           8/31/07          8/31/06
             -------------------           -------          -------

             Cash                          $48,867          $12,265
             Total assets                  $56,367          $12,265
             Total liabilities             $10,000          $10,840
             Shareholders' equity          $46,367          $ 1,425

Cash provided by financing activities from inception was $80,000, resulting from the sale of $20,000 of our common stock to our director and $60,000 in an initial public offering, which was completed on December 20, 2006.

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $15,058 and $18,575 for the years ended August 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement. Our net loss from inception through August 31, 2007 was $33,633.

In their report on our audited financial statements as at August 31, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2007 was $48,867. In order to satisfy our cash requirements we were required to complete our offering of 12,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on November 13, 2006. As of December 20, 2006 the offering was completed for total proceeds to the company of $60,000 (12,000,000 shares at $0.005).

We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and available financial resources. We may need to look for other potential business opportunities that might be available to the Company. There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first phase of exploration programs on the Astro 2006 mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting.

In addition to the $15,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in complying with reporting obligations and general administrative costs. We will also set aside a reserve of $25,000 towards Phase II of the exploration program costs. Total expenditures over the next 12 months are therefore expected to be $30,000.

ASTRO 2006 COSTS

           PHASE 1                                              COST
           -------                                              ----

           Soil sampling and prospecting (14 mandays)           7,000
           Geochemical Analyses (150 soils, 50 rocks)           5,000
           Data evaluation and reporting                        2,000
           Contingency                                          1,000
                                                               ------
           Subtotal                                            15,000
                                                               ------
           PHASE 2
           -------
           Geophysical Surveys ( 35 km Mag-VLF)                35,000
           Trenching- excavator (100 hours @ $125/hr)          12,500
           Trenching-sampling (500 rocks)                      12,500
           Geological supervision                               5,000
           Data evaluation and reporting                        5,000
           Contingency                                          5,000
                                                               ------
           Subtotal                                            75,000
                                                               ------

           GRAND TOTAL                                         90,000
                                                               ======

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates.

2007 WORK PROGRAM

On June 15, 2007, the Company engaged Cazador Resources to commence preliminary work on the Astro 2006 property. The total expenditure for this work program is estimated at $15,000. The work program has thus far consisted of sampling and mapping of the Astro 2006 property. Additional work including ground geophysics is planned and will be undertaken as soon as technical crews and equipment become available. Cazador Resources has provided project management services and where necessary has contracted, and may yet contract, third party service providers to complete certain aspects of phase one of the the exploration program. Cazador will provide a comprehensive report of the results of the phase one work program upon completion.

Following the completion of phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000 and will take approximately four months to complete.

Subject to financing, we anticipate commencing the second phase of our exploration program in spring 2008. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

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

NEW ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended August 31, 2007 immediately follow.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Zebra Resources, Inc.
(An Exploration Stage Enterprise)
Vancouver BC, Canada

We have audited the accompanying balance sheet of Zebra Resources, Inc. (An Exploration Stage Enterprise) as of August 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for the year ended August 31, 2007 and for the period from July 20, 2006(Inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2007 and the results of its operations and its cash flows for the year ended August 31, 2007 and for the period from July 20, 2006 (Inception) through August 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
-----------------------------------------
De Joya Griffith & Company, LLC
November 10, 2007
Henderson, Nevada

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                           (Expressed in U.S. Dollars)

                                                                     August 31, 2007       August 31, 2006
                                                                     ---------------       ---------------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                                   $ 48,867              $ 12,265
  Prepaid                                                                   7,500                    --
                                                                         --------              --------

      Total  Assets                                                      $ 56,367              $ 12,265
                                                                         ========              ========

                              L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts payable - due to related party                                $     --              $    840
  Accounts payable and accrued liabilities                                 10,000                10,000
                                                                         --------              --------

      Total Current Liabilities                                            10,000                10,840
                                                                         --------              --------

                      S T O C K H O L D E R S ' E Q U I T Y

COMMON STOCK
  75,000,000 authorized shares, par value $0.001
  32,000,000 shares issued and outstanding (2007-32,000,000)
   (2006-20,000,000)                                                       32,000                20,000
Additional Paid-in-Capital                                                 48,000                    --
Deficit accumulated during exploration stage                              (33,633)              (18,575)
                                                                         --------              --------

      Total Stockholders' Equity                                           46,367                 1,425
                                                                         --------              --------

      Total Liabilities and Stockholders' Equity                         $ 56,367              $ 12,265
                                                                         ========              ========


                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                       Period from               Period from
                                                                      July 20, 2006             July 20, 2006
                                                 Year ended       (Date of inception) to    (Date of inception) to
                                               August 31, 2007       August 31, 2006           August 31, 2007
                                               ---------------       ---------------           ---------------
REVENUES:
  Revenues                                       $        --           $        --               $        --
                                                 -----------           -----------               -----------
      Total Revenues                                      --                    --                        --

EXPENSES:
  Operating Expenses
    Exploration Expenses                                  --                15,000                    15,000
    General and Adminstrative                          3,553                 1,075                     4,628
    Professional Fees                                 11,505                 2,500                    14,005
                                                 -----------           -----------               -----------
      Total Expenses                                  15,058                18,575                    33,633
                                                 -----------           -----------               -----------

      Net loss for the period                        (15,058)              (18,575)                  (33,633)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                      --                    --                        --
                                                 -----------           -----------               -----------

      Net Income (Loss) for the period           $   (15,058)          $   (18,575)              $   (33,633)
                                                 ===========           ===========               ===========

Basic and Diluted Earnings Per Common Share            (0.00)                (0.00)                    (0.00)
                                                 -----------           -----------               -----------
Weighted Average number of Common Shares
used in per share calculations                    28,350,685            20,000,000                27,600,998
                                                 ===========           ===========               ===========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
        For the period from July 20, 2006 (inception) to August 31, 2007
                           (Expressed in U.S. Dollars)

                                                                           Additional
                                                               $0.001        Paid-In    Accumulated   Stockholders'
                                                 Shares       Par Value      Capital      Deficit        Equity
                                                 ------       ---------      -------      -------        ------
Balance, July 20, 2006 (Date of Inception)             --     $     --      $     --     $      --      $     --

Stock Issued for cash at $0.001 per share      20,000,000       20,000            --            --        20,000
 on July 25, 2006

Net Loss                                               --           --            --       (18,575)      (18,575)
                                              -----------     --------      --------     ---------      --------

Balance, August 31, 2006                       20,000,000       20,000            --       (18,575)        1,425

Stock Issued for cash at $0.005 per share      12,000,000       12,000        48,000                      60,000
 on December 20, 2006

 Net Loss                                                                                  (15,058)      (15,058)
                                              -----------     --------      --------     ---------      --------

Balance, August 31, 2007                       32,000,000     $ 32,000      $ 48,000     $ (33,633)     $ 46,367
                                              ===========     ========      ========     =========      ========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                         Period from              Period from
                                                                        July 20,2006             July 20,2006
                                                   Year ended       (Date of inception) to   (Date of inception) to
                                                 August 31, 2007       August 31, 2006           August 31, 2007
                                                 ---------------       ---------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $(15,058)             $(18,575)                 $(33,633)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Accounts Payable & Accrued Liabilities                  --                10,000                    10,000
     Accounts Payable - due to a related party             (840)                  840                        --
     Prepaid                                             (7,500)                   --                    (7,500)
                                                    --------              --------                  --------
Net Cash Used in Operating Activities                (23,398)               (7,735)                  (31,133)
                                                    --------              --------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                          --                    --                        --
                                                    --------              --------                  --------
Net Cash Used in Investing Activities                     --                    --                        --
                                                    --------              --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                        60,000                20,000                    80,000
                                                    --------              --------                  --------
Net Cash Provided from Financing Activities           60,000                20,000                    80,000
                                                    --------              --------                  --------

Net Increase in Cash                                  36,602                12,265                    48,867

Cash Balance,  Begining of Period                     12,265                    --                        --
                                                    --------              --------                  --------

Cash Balance,  Ending of Period                     $ 48,867              $ 12,265                  $ 48,867
                                                    ========              ========                  ========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                NOTES TO THE AUGUST 31, 2007 FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                    (Audited)


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Zebra Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Zebra Resources") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired a mineral claims option located in the Province of British Columbia, Canada during period ending August 31, 2006 for $15,000.

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

GOING CONCERN - The Company incurred net losses of approximately $33,633 from the period of July 20, 2006 (Date of Inception) through August 31, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                NOTES TO THE AUGUST 31, 2007 FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                    (Audited)


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

The Company has a net operating loss carryover to be used for future years. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through August 31, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

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

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                NOTES TO THE AUGUST 31, 2007 FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                    (Audited)


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

2. PROPERTY AND EQUIPMENT

As of August 31, 2007, the Company does not own any property and/or equipment.

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

4. RELATED PARTY TRANSACTIONS

During 2006, Karl Kottmeier, the sole director and officer of the Company incurred $ 840 of expenses on behalf of the Company. This amount was repaid during the period, accordingly $0 is owed as of August 31, 2007.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                NOTES TO THE AUGUST 31, 2007 FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                    (Audited)


Karl Kottmeier, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's completed SB-2 prospectus offering.

As of August 31, 2007 and for the year then ended, there are no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of August 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of August 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

7. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of August 31, 2007, the Company had net operating loss carryforwards of approximately $33,600 which expire in varying amounts between 2026 and 2027. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of $14,698 and $8,117 at August 31, 2007 and 2006, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $6,581 during the year ended August 31, 2007.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                NOTES TO THE AUGUST 31, 2007 FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                    (Audited)


The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

                                                        As of August 31,      As of August 31,
                                                             2007                  2006
                                                           --------              --------
Deferred tax assets:
  Net operating loss carryforwards                         $ 14,698              $  8,117
                                                           --------              --------
      Total deferred tax assets                              14,698                 8,117
                                                           --------              --------

Net deferred tax assets before valuation allowance           14,698                 8,117
Less: Valuation allowance                                   (14,698)               (8,117)
                                                           --------              --------
Net deferred tax assets                                    $     --              $     --
                                                           ========              ========

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

                                                        As of August 31,      As of August 31,
                                                             2007                  2006
                                                           --------              --------
Statutory federal income tax                                  (35.0%)               (35.0%)
Statutory state income tax                                     (8.7%)                (8.7%)
                                                           --------              --------
Change in valuation allowance on deferred tax assets           43.7%                 43.7%
                                                           ========              ========

8. COMMITMENTS AND CONTINGENCIES

The financial statements as at August 31, 2007 show an accrued liability of $10,000 which is inclusive of the second property option payment of $5,000 due July 31, 2007 as well as the remaining third property option payment of $5,000 due July 31, 2008 (as per the signed "Mineral Property Option Agreement"). The Company made the second property option payment to Cazador Resources Ltd. in the sum of $5,000 in October 2007.

On June 15, 2007 the Company engaged Cazador Resources Ltd. and made a prepayment of $7,500 to commence phase I of the exploration program.

Except as otherwise disclosed in the financial statements, the Company is not aware of any other commitments and contingencies as at August 31, 2007 and to date.

9. SUBSEQUENT EVENTS

There have been no significant events for the period subsequent to August 31, 2007.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The director and officer of Zebra Resources Inc., whose one year term will expire 8/01/08, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age      Position    Date First Elected    Term Expires
--------------           ---      --------    ------------------    ------------

Karl Kottmeier           39       President,       7/20/06             8/01/08
802-700 West Pender St            Treasurer,
Vancouver, BC                     CFO, CEO &
Canada  V6C 1G8                   Director

The foregoing person is a promoter of Zebra Resources, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successor has been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Kottmeier currently devotes 7 - 10 hours per week to company matters. In the future Mr. Kottmeier will devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUME

KARL KOTTMEIER

PROFESSIONAL EXPERIENCE

1992     Royal Trust - RSP Administrator

1993     McDermid St. Lawrence Chisholm Securities (now Raymond James Ltd)

         Hired as broker's assistant and general assistant to the Corporate Finance department. Progressed to become independent broker and full member of corporate finance department.

         Developed personal book of business with over 300 clients focusing on proprietary venture capital underwritings. Lead or participated in numerous underwritings annually.

         Corporate Finance experience includes sourcing, research, issue structure, finance, listing and syndication.

         Resigned Corporate Finance position April 2003.

2003     Leede Financial Markets - Investment Advisor. Resigned October 2004

2004 Sargold Resource Corp. - Vice President, Corporate Communications. TSX Venture Exchange mineral exploration company. Directly responsible for all marketing and corporate developments including finance. Resigned January 2005.

2005 President, Rockgate Capital Corp. TSX Venture listed mineral exploration company. Created, listed and financed company, completing cpc requirements. Company is currently actively exploring optioned gold/silver property in Mexico. Directly responsible for all corporate affairs including finance.

2006 Director, Kitsault Resources Ltd. a private BC registered mineral exploration company.

2007 President, Durango Capital Corp. TSX Venture listed mineral exploration company. Company is the result of the merger of Kitsault Resources and Durango Capital. Currently actively exploring optioned gold/silver property in northwestern British Columbia. Directly responsible for all corporate affairs including finance.

         President of Rockridge Capital Corp, a TSX Venture listed capital pool company.

RELEVANT EDUCATION

University of British Columbia, Vancouver, BC April, 2001

Bachelor of Arts, American History

Annual Continuing Education requirements for Investment Advisors

UNIVERSITY-EXTRA CURRICULAR EXPERIENCE

     *    Director of Finance, UBC Alma Mater Society, 1988 - 1990

     *    Assistant Director of Finance UBC, AMS, 1987 - 1988

     *    House Manager, Phi Gamma Delta Fraternity, 1987 - 1988

CODE OF ETHICS

We do not currently have a code of ethics. Because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised solely of Mr. Karl Kottmeier.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Karl
Kottmeier       2007     0          0          0            0          0             0            0          0
CEO,            2006     0          0          0            0          0             0            0          0
President,
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Karl           0              0              0           0           0           0            0           0            0
Kottmeier

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Karl                0          0          0             0                0              0             0
Kottmeier

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Zebra Resources' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

      Name and Address of                No. of            Percentage
      Beneficial Owner(1)                Shares           of Ownership:
      -------------------                ------           -------------

     Karl Kottmeier                    20,000,000               83%
     802-700 West Pender St
     Vancouver, BC
     Canada V6C 1G8

     All Officers and
     Directors as a Group              20,000,000               83%

----------
(1) The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Kottmeier was not paid for any underwriting services that he performed on our behalf with respect to our recent offering.

On July 26, 2006, a total of 20,000,000 shares of Common Stock were issued to Mr. Kottmeier in exchange for $20,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

    Exhibit
     Number                   Description
     ------                   -----------

     3(i)           Articles of Incorporation*
     3(ii)          Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on October 23, 2006 under File Number 333-138148.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended August 31, 2007, the total fees charged to the company for audit services were $4,000 for audit-related services were $8,000, for tax services were $Nil and for other services were $Nil.

For the year ended August 31, 2006, the total fees charged to the company for audit services were $0, for audit-related services were $0, for tax services were $0 and for other services were $0.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 23, 2007                    Zebra Resources Inc., Registrant


                                        /s/ Karl Kottmeier
                                        -----------------------------------
                                    By: Karl Kottmeier, Sole Director,
                                        Chief Executive Officer,
                                        Chief Financial Officer, and
                                        Principal Accounting Officer