Form 10QSB
period 2007-11-30
Zebra Resources Ltd.
filed 2008-01-14
CIK 1373690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended November 30, 2007

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

There were 32,000,000 shares of Common Stock outstanding as of November 30, 2007.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                       Unaudited as of         Audited as of
                                                                      November 30, 2007       August 31, 2007
                                                                      -----------------       ---------------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                                     $ 41,062              $ 48,867
  Prepaid                                                                     7,500                 7,500
                                                                           --------              --------

      Total  Assets                                                        $ 48,562              $ 56,367
                                                                           ========              ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                 $ 10,000              $ 10,000
                                                                           --------              --------

      Total Current Liabilities                                              10,000                10,000
                                                                           --------              --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $.001
  32,000,000 shares issued and outstanding (Aug 31, 2007 - 32,000,000)       32,000                32,000
  Additional Paid-in-Capital                                                 48,000                48,000
  Deficit accumulated during exploration stage                              (41,438)              (33,633)
                                                                           --------              --------

      Total Stockholders' Equity                                             38,562                46,367
                                                                           --------              --------

      Total Liabilities and Stockholders' Equity                           $ 48,562              $ 56,367
                                                                           ========              ========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                    Period from
                                                                                                   July 20, 2006
                                              Three Months Ended       Three Months Ended      (Date of inception) to
                                               November 30, 2007        November 30, 2006        November 30, 2007
                                               -----------------        -----------------        -----------------
REVENUES:
  Revenues                                        $        --              $        --              $        --
                                                  ===========              ===========              ===========
EXPENSES:
  Operating Expenses
    Exploration Expenses                                5,000                       --                   20,000
    General and Adminstrative                           2,650                    1,605                    7,278
    Professional Fees                                     155                    1,570                   14,160
                                                  -----------              -----------              -----------
       Total Expenses                                   7,805                    3,175                   41,438
                                                  -----------              -----------              -----------

       Net loss from Operations                        (7,805)                  (3,175)                 (41,438)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                       --                       --                       --
                                                  -----------              -----------              -----------

       Net Income (Loss) for the period           $    (7,805)             $    (3,175)             $   (41,438)
                                                  ===========              ===========              ===========

Basic and Diluted Earnings Per Common Share             (0.00)                   (0.00)
                                                  -----------              -----------
Weighted Average number of Common Shares
 used in per share calculations                    32,000,000               20,000,000
                                                  ===========              ===========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from July 20, 2006 (inception) to November 30, 2007
                           (Expressed in U.S. Dollars)

                                                                           Additional
                                                               $0.001        Paid-In    Accumulated   Stockholders'
                                                 Shares       Par Value      Capital      Deficit        Deficit
                                                 ------       ---------      -------      -------        -------
Balance, July 20, 2006 (Date of Inception)             --     $     --      $     --     $      --      $     --

Stock Issued for cash at $0.001 per share      20,000,000       20,000            --            --        20,000
 on July 25, 2006

Net Loss for the period                                --           --            --       (18,575)      (18,575)
                                              -----------     --------      --------     ---------      --------

Balance, August 31, 2006                       20,000,000       20,000            --       (18,575)        1,425

Stock Issued for cash at $0.005 per share      12,000,000       12,000        48,000                      60,000
 on December 20, 2006

Net Loss for the year                                  --           --            --       (15,058)      (15,058)


Balance, August 31, 2007                       32,000,000       32,000        48,000       (33,633)       46,367
                                              -----------     --------      --------     ---------      --------

Net Loss for the period                                --           --            --        (3,175)       (3,175)
                                              -----------     --------      --------     ---------      --------

Balance, November 30, 2007 (unaudited)         32,000,000     $ 32,000      $ 48,000     $ (36,808)     $ 43,192
                                              ===========     ========      ========     =========      ========

            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                   Period from
                                                                                                  July 20,2006
                                                 Three Months Ended     Three Months Ended    (Date of inception) to
                                                 November 30, 2007      November 30, 2006       November 30, 2007
                                                 -----------------      -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $ (7,805)              $ (3,175)               $(41,438)
  Adjustments to reconcile net loss to net cash
   cash used by operating activities:
     Accounts Payable & Accured Liabilities                --                     --                  10,000
     Prepaid                                               --                     --                  (7,500)
                                                     --------               --------                --------

Net Cash Provided from Operating Activities            (7,805)                (3,175)                (38,938)
                                                     --------               --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                             --                     --                  80,000
                                                     --------               --------                --------

Net Cash Provided from Financing Activities                --                     --                  80,000
                                                     --------               --------                --------

Net Increase in Cash                                   (7,805)                (3,175)                 41,062

Cash Balance,  Begin Period                            48,867                 12,265                      --
                                                     --------               --------                --------

Cash Balance,  End Period                            $ 41,062               $  9,090                $ 41,062
                                                     ========               ========                ========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


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

GOING CONCERN - The Company incurred net losses of $41,438 from the period of July 20, 2006 (Date of Inception) through November 30, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. The adoption of SAB 108 did not have a significant impact on our financial statements.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be easured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

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

3. RELATED PARTY TRANSACTIONS

During 2006, Karl Kottmeier, the sole director and officer of the Company incurred $ 840 of expenses on behalf of the Company. This amount was repaid during the period, accordingly $0 is owed as of November 30, 2007 and August 31, 2007.

Karl Kottmeier, the sole officer and director of the Company was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's completed SB-2 prospectus offering.

As of November 30, 2007 and for the year then ended, there are no other related party transactions between the Company and any officers other than those mentioned above.

4. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


As of November 30, 2007, the Company had net operating loss carry-forwards of approximately $41,000 which expire in varying amounts between 2026 and 2027. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry forward period are revised.

Deferred income tax assets of approximately $18,100 and $14,700 at November 30, 2007 and August 31, 2007, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $3,400 during the period ended November 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $7,805 and $3,175 for the three month periods ended November 30, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss from inception through November 30, 2007 was $41,438.

In their report on our audited financial statements as at August 31, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2007 was $41,062. In order to satisfy our cash requirements we were required to complete our offering of 12,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on November 13, 2006. As of December 20, 2006 the offering was completed for total proceeds to the company of $60,000 (12,000,000 shares at $0.005).

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

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on November 13, 2006. Our offering of 12,000,000 common shares was completed on December 20, 2006.

ASTRO 2006 COSTS

     PHASE 1                                                          COST
     -------                                                         ------
     Soil sampling and prospecting (14 mandays)                       7,000
     Geochemical Analyses (150 soils, 50 rocks)                       5,000
     Data evaluation and reporting                                    2,000
     Contingency                                                      1,000
                                                                     ------
     Subtotal                                                        15,000
                                                                     ------

     PHASE 2
     -------
     Geophysical Surveys ( 35 km Mag-VLF)                            35,000
     Trenching- excavator (100 hours @ $125/hr)                      12,500
     Trenching-sampling (500 rocks)                                  12,500
     Geological supervision                                           5,000
     Data evaluation and reporting                                    5,000
     Contingency                                                      5,000
                                                                     ------
     Subtotal                                                        75,000
                                                                     ------

     GRAND TOTAL                                                     90,000
                                                                     ======

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates.

On June 15, 2007, we engaged Cazador Resources to commence the preliminary work on the Astro 2006 property. The total expenditure for this work program was estimated at $15,000. The work program as designed consisted of sampling and mapping of the Astro 2006 property and was expected to take approximately six weeks to complete. Cazador Resources has provided project management services and was authorized to contract third party service providers to complete certain aspects of the exploration program if necessary.

Cazador Resources has provided preliminary indications from prospecting, geology and geochemical rock and soil sampling from phase one work to date. The preliminary results of this work appears to indicate that the favorable structure that hosts previously known mineralization extends further north then previously tested and is also geochemically traced by rock and soil samples which did not return appreciable gold values but did indicate the presence of Ag, Hg, As, Mo or Pb (which are related to the previously known mineralization). A float sample located to the southwest of the known mineralization appears to indicate the presence gold and may indicate that potential exists for sub-parallel mineralized structures.

The geophysical surveys proposed in the phase one work plan were unable to be completed due to a shortage of available contractors and the onset of unfavorable weather. The planned geophysical surveys are expected to be undertaken as soon as contractors become available and weather conditions allow, possibly as early as late Spring 2008.
The lack of available contractors to complete the ground geophysical work has delayed the full assessment of the phase one work program. We will continue to analyze the preliminary results from the completed work in the phase one program to date.

Following the completion of the full phase one part of the exploration program, and the favorable assessment thereof, and assuming we are able to raise the necessary funds, of which there is no guarantee, we anticipate proceeding with phase two of our exploration program in late Spring 2008. The estimated cost of this program is $75,000 and will take approximately four months to complete.

The Astro 2006 property may not provide sufficient geological evidence necessary to continue exploration work. As such we may begin to seek additional resource based exploration and development opportunities. There can be no assurances that there will be other resource based exploration and development opportunities available business opportunities available. In our efforts to enhance shareholder value, we may seek additional opportunities in different industry sectors. There are no certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to continue any exploration work on the Astro 2006 property after the first phase of the exploration program.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of November 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our August 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10-KSB on the SEC website at www.sec.gov under our SEC File Number 333-1138148.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through November 30, 2007, the Company had no potentially dilutive securities.

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

January 14, 2008                    Zebra Resources, Inc., Registrant


                                    By: /s/ Karl Kottmeier
                                       ---------------------------------------
                                       Karl Kottmeier, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

January 14, 2008                    Zebra Resources, Inc., Registrant


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