Form 10-Q
period 2008-02-29
Zebra Resources Ltd.
filed 2008-04-14
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

                        Commission file number 333-138148


                              ZEBRA RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                             802-700 West Pender St.
                              Vancouver, BC V6C 1G8
         (Address of principal executive offices, including zip code.)

                                  (604)961-9212
                     (Telephone number, including area code)

                            Michael M. Kessler, Esq.
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                      Phone (916)239-4000 Fax (916)239-4008
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer   [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,000,000 shares as of February 29, 2008

ITEM 1. FINANCIAL STATEMENTS

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                              February 29,        August 31,
                                                                 2008               2007
                                                               --------           --------
                                                             (Unaudited)          (Audited)
                                   ASSETS

CURRENT ASSETS
  Cash                                                         $ 33,056           $ 48,867
  Prepaid                                                            --              7,500
                                                               --------           --------
TOTAL CURRENT ASSETS                                             33,056             56,367
                                                               --------           --------

TOTAL ASSETS                                                   $ 33,056           $ 56,367
                                                               ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                     $  5,000           $ 10,000
                                                               --------           --------
TOTAL CURRENT LIABILITIES                                         5,000             10,000
                                                               --------           --------

TOTAL LIABILITIES                                                 5,000             10,000
                                                               --------           --------
STOCKHOLDERS' EQUITY
  Common stock
   75,000,000 authorized shares, par value $0.001
   32,000,000 shares issued and outstanding                      32,000             32,000
  Additional paid-in-capital                                     48,000             48,000
  Deficit accumulated during exploration stage                  (51,944)           (33,633)
                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY                                       28,056             46,367
                                                               --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 33,056           $ 56,367
                                                               ========           ========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                            (Stated in U.S. Dollars)

                                                                                                          From Inception
                                             Three Months Ended                 Six Months Ended        (July 20, 2006) to
                                                February 29,                      February 29,              February 29,
                                           2008              2007            2008              2007            2008
                                       -----------       -----------     -----------       -----------     -----------
                                       (unaudited)       (unaudited)     (unaudited)       (unaudited)     (unaudited)
REVENUES
  Revenues                             $        --       $        --     $        --       $        --     $        --
                                       -----------       -----------     -----------       -----------     -----------

Total revenues                                  --                --              --                --              --
                                       -----------       -----------     -----------       -----------     -----------
EXPENSES
  Operating expenses
    Exploration expenses                     2,500                --           7,500                --          22,500
    General and adminstrative                4,403             1,027           4,558             2,632          11,681
    Professional fees                        3,603             3,635           6,253             5,205          17,763
                                       -----------       -----------     -----------       -----------     -----------
      Total operating expenses              10,506             4,662          18,311             7,837          51,944
                                       -----------       -----------     -----------       -----------     -----------

NET LOSS FROM OPERATIONS                   (10,506)           (4,662)        (18,311)           (7,837)        (51,944)
                                       -----------       -----------     -----------       -----------     -----------

Net loss                               $   (10,506)      $    (4,662)    $   (18,311)      $    (7,837)    $   (51,944)
                                       ===========       ===========     ===========       ===========     ===========

BASIC EARNINGS PER COMMON SHARE             (0.00)             (0.00)          (0.00)            (0.00)
                                       -----------       -----------     -----------       -----------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                     32,000,000        24,719,101      32,000,000        29,545,455
                                       ===========       ===========     ===========       ===========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
               From Inception (July 20, 2006) to February 29, 2008
                            (Stated in U.S. Dollars)
                                   (Unaudited)

                                                                                     Deficit
                                                                                   Accumulated
                                                                     Additional     During the
                                           Common Shares              Paid In      Exploration
                                       Number          Amount         Capital         Stage           Total
                                       ------          ------         -------         -----           -----
Balance, July 20, 2006                      --       $      --       $     --      $      --       $      --

Issued for cash at $0.001 per
 share on July 25, 2006             20,000,000          20,000             --             --          20,000

Net loss                                    --              --             --        (18,575)        (18,575)
                                   -----------       ---------       --------      ---------       ---------

Balance, August 31, 2006            20,000,000          20,000             --        (18,575)          1,425

Issued for cash at $0.005 per
share on December 20, 2006          12,000,000          12,000         48,000             --           60,000

Net loss                                    --              --             --        (15,058)        (15,058)
                                   -----------       ---------       --------      ---------       ---------

Balance, August 31, 2007            32,000,000          32,000         48,000        (33,633)         46,367

Net loss                                    --              --             --        (18,311)        (18,311)
                                   -----------       ---------       --------      ---------       ---------

Balance, February 29, 2008          32,000,000       $  32,000       $ 48,000      $ (51,944)      $  28,056
                                   ===========       =========       ========      =========       =========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)

                                                                                                       From Inception
                                                                                                       (July 20, 2006)
                                                            Six Months Ended     Six Months Ended            to
                                                               February 29,         February 28,         February 29,
                                                                  2008                 2007                 2008
                                                                --------             --------             --------
                                                               (Unaudited)          (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(18,311)            $ (7,837)            $(51,944)
  Change in operating assets and liabilities:
    (Decrease) in accounts payable and accrued liabilities        (5,000)                  --                5,000
    (Decrease) in accounts payable-due to a related party             --                 (840)                  --
    Decrease in prepaid                                            7,500               (1,500)                  --
                                                                --------             --------             --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                      (15,811)             (10,177)             (46,944)
                                                                --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on sale of common stock                                    --               60,000               80,000
                                                                --------             --------             --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                              --               60,000               80,000
                                                                --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                  (15,811)              49,823               33,056

CASH, BEGINNING OF THE PERIOD                                     48,867               12,265                   --
                                                                --------             --------             --------

CASH, END OF THE PERIOD                                         $ 33,056             $ 62,088             $ 33,056
                                                                ========             ========             ========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (Unaudited)
                          (Expressed in U.S. Dollars)


1. BASIS OF PRESENTATION AND ORGANIZATION

BASIS OF PRESENTATION AND ORGANIZATION - The accompanying Condensed Financial Statements of Zebra Resources Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended August 31, 2007. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheets of the Company at February 29, 2008, and the results of its operations and cash flows for the three and six months ended February 29, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

GOING CONCERN - The Company incurred net losses of $51,944 since Inception (July 20, 2006) to February 29, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (Unaudited)
                          (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial accounting standards statement No.107. "Disclosure About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amount and estimated fair values of the Company's financial instruments approximated their fair value due to their short-term nature.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (Unaudited)
                          (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through February 29, 2008, the Company had no potentially dilutive securities.

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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We adopted FAS 158 on April 30, 2007. The adoption of FAS 158 did not have a significant impact on our financial statements.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (Unaudited)
                          (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company is currently evaluating the impact that FAS 161 will have on our financial statements

3. STOCKHOLDERS' EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

Effective July 25, 2006, the Company issued 20,000,000 to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $20,000.

Effective December 20, 2006, the Company issued 12,000,000 shares of the Company's common stock pursuant to the Company's SB-2 prospectus offering at $0.005 per share for total proceeds of $60,000.

4. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of February 29, 2008, the Company had net operating loss carry-forwards of approximately $51,900 which expire in varying amounts between 2027 and 2028.

                              ZEBRA RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (Unaudited)
                          (Expressed in U.S. Dollars)


4. Income taxes (Continued)

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

Deferred income tax assets of approximately $22,800 and $14,700 at February 29, 2008 and August 31, 2007, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $8,100 during the period ended February 29, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

RESULTS OF OPERATIONS

We incurred operating expenses of $10,506 and $4,662 for the three-month periods ended February 29, 2008 and February 28, 2007, respectively. These expenses consisted of general and administrative expenses. For the three months ended February 29, 2008 they also included $2,500 in exploration costs. We incurred operating expenses of $18,311 and $7,837 for the six-month periods ended February 29, 2008 and February 28, 2007, respectively. These expenses consisted of general and administrative expenses. For the six months ended February 29, 2008 they also included $7,500 in exploration costs, there were no exploration costs for the six months ended February 28, 2007. Since inception we have incurred $51,944 in operating costs, $22,500 of that amount were exploration costs.

At February 29, 2008, we had cash on hand of $33,056, which comprised our total assets. At the same date our liabilities consisted of $5,000 in accounts payable and accrued liabilities.

Cash provided by financing activities from inception through February 29, 2008 was $80,000 resulting from the sale of our common stock to our director who purchased 20,000,000 shares of our common stock at $0.001 per share on July 25, 2006 for $20,000 and 12,000,000 shares of our common stock sold at $0.005 per share pursuant to our SB-2 prospectus offering which was completed on December 20, 2006 for total proceeds of $60,000.

The following table provides selected financial data about our company as of February 29, 2008.

                     Balance Sheet Data:           2/29/08
                     -------------------           -------

                     Cash                          $33,056
                     Total assets                  $33,056
                     Total liabilities             $ 5,000
                     Shareholders' equity          $28,056

Our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $33,056 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to cover our expenses for the next 12 months.

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

Cazador Resources has completed the preliminary work on the Astro 2006 property. The work program consisted of sampling and mapping of the Astro 2006 property. Cazador Resources has provided project management services and was authorized to contract third party service providers to complete certain aspects of the exploration program if necessary.

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

The geophysical surveys proposed in the phase one work plan were unable to be completed due to a shortage of available contractors and the onset of unfavorable weather. The planned geophysical surveys are expected to be undertaken as soon as contractors become available and weather conditions allow. The lack of available contractors to complete the ground geophysical work has delayed the full assessment of the phase one work program and as a result, we will continue to analyze the preliminary results from the completed work in the phase one program to date. We can provide no assurances that we will be successful in engaging geophysical survey contractors in a timely period to complete the phase one exploration program.

The Astro 2006 property may not provide sufficient geological evidence necessary to continue any exploration work. As such we may begin to seek additional resource based exploration and development opportunities. There can be no assurances that there will be other resource based exploration and development business opportunities available. In our efforts to enhance shareholder value, we may seek additional opportunities in different industry sectors. There are no certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to engage the appropriate professionals to continue with the exploration work or raise sufficient funds to continue any exploration work on the Astro 2006 property.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of February 29, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2008.

                                   Zebra Resources, Inc., Registrant


                                   By: /s/ Karl Kottmeier
                                       ------------------------------------
                                       Karl Kottmeier, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Zebra Resources, Inc., Registrant


April 11, 2008                     By: /s/ Karl Kottmeier
                                       ------------------------------------
                                       Karl Kottmeier, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer