Form 10-Q
period 2008-05-31
Zebra Resources Ltd.
filed 2008-07-10
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,000,000 shares as of July 7, 2008

ITEM 1. FINANCIAL STATEMENTS

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                            Condensed Balance Sheets
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                   May 31,           August 31,
                                                                    2008               2007
                                                                  --------           --------
                                                                 (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $ 29,776           $ 48,867
  Prepaid                                                               --              7,500
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                29,776             56,367
                                                                  --------           --------

TOTAL ASSETS                                                      $ 29,776           $ 56,367
                                                                  ========           ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                        $  5,000           $ 10,000
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                            5,000             10,000
                                                                  --------           --------

TOTAL LIABILITIES                                                    5,000             10,000
                                                                  --------           --------

STOCKHOLDERS' EQUITY
  Common stock
    75,000,000 authorized shares, par value $0.001
    32,000,000 shares issued and outstanding                        32,000             32,000
  Additional paid-in-capital                                        48,000             48,000
  Deficit accumulated during exploration stage                     (55,224)           (33,633)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          24,776             46,367
                                                                  --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 29,776           $ 56,367
                                                                  ========           ========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                       Condensed Statements of Operations
                            (Stated in U.S. Dollars)

                                                                                                        From Inception
                                            Three Months Ended              Nine Months Ended         (July 20, 2006) to
                                                 May 31,                          May 31,                   May 29,
                                         2008             2007            2008             2007              2008
                                      -----------      -----------     -----------      -----------       -----------
                                      (unaudited)      (unaudited)     (unaudited)      (unaudited)       (unaudited)
REVENUES
  Revenues                            $        --      $        --     $        --      $        --       $        --
                                      -----------      -----------     -----------      -----------       -----------
      Total revenues                           --               --              --               --                --
                                      -----------      -----------     -----------      -----------       -----------
EXPENSES
  Operating expenses
    Exploration expenses                       --               --           7,500               --            22,500
    General and adminstrative                 630              561           5,188            3,193            12,311
    Professional fees                       2,650            3,650           8,903            8,855            20,413
                                      -----------      -----------     -----------      -----------       -----------
      Total operating expenses              3,280            4,211          21,591           12,048            55,224
                                      -----------      -----------     -----------      -----------       -----------

NET LOSS FROM OPERATIONS                   (3,280)          (4,211)        (21,591)         (12,048)          (55,224)
                                      -----------      -----------     -----------      -----------       -----------

      Net loss                        $    (3,280)     $    (4,211)    $   (21,591)     $   (12,048)      $   (55,224)
                                      ===========      ===========     ===========      ===========       ===========
BASIC EARNINGS PER COMMON SHARE             (0.00)           (0.00)          (0.00)           (0.00)
                                      -----------      -----------     -----------      -----------
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     32,000,000       32,000,000      32,000,000       27,120,879
                                      ===========      ===========     ===========      ===========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                   Condensed Statement of Stockholders' Equity
                 From Inception (July 20, 2006) to May 31, 2008
                            (Stated in U.S. Dollars)
                                   (Unaudited)

                                                                                    Deficit
                                                                                  Accumulated
                                                                    Additional     During the
                                           Common Shares             Paid In      Exploration
                                       Number         Amount         Capital         Stage           Total
                                       ------         ------         -------         -----           -----
Balance, July 20, 2006                      --       $     --       $     --      $      --       $      --

Issued for cash at $0.001 per
 share on July 25, 2006             20,000,000         20,000             --             --          20,000

Net loss                                    --             --             --        (18,575)        (18,575)
                                   -----------       --------       --------      ---------       ---------

Balance, August 31, 2006            20,000,000         20,000             --        (18,575)          1,425

Issued for cash at $0.005 per
 share on December 20, 2006         12,000,000         12,000         48,000             --          60,000

Net loss                                    --             --             --        (15,058)        (15,058)
                                   -----------       --------       --------      ---------       ---------

Balance, August 31, 2007            32,000,000         32,000         48,000        (33,633)         46,367

Net loss                                    --             --             --        (21,591)        (21,591)
                                   -----------       --------       --------      ---------       ---------

Balance, May 31, 2008               32,000,000       $ 32,000       $ 48,000      $ (55,224)      $  24,776
                                   ===========       ========       ========      =========       =========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                       Condensed Statements of Cash Flows
                            (Stated in U.S. Dollars)


                                                                   Nine Months        Nine Months      From Inception
                                                                     Ended              Ended        (July 20, 2006) to
                                                                     May 31,            May 31,            May 31,
                                                                      2008               2007               2008
                                                                    --------           --------           --------
                                                                   (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(21,591)          $(12,048)          $(55,224)
  Change in operating assets and liabilities:
    (Decrease) in accounts payable and accrued liabilities            (5,000)                --              5,000
    (Decrease) in accounts payable-due to a related party                 --               (840)                --
    Decrease in prepaid                                                7,500                  --                --
                                                                    --------           --------           --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                          (19,091)           (12,888)           (50,224)
                                                                    --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on sale of common stock                                        --             60,000             80,000
                                                                    --------           --------           --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                  --             60,000             80,000
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (19,091)            47,112             29,776

CASH, BEGINNING OF THE PERIOD                                         48,867             12,265                 --
                                                                    --------           --------           --------

CASH, END OF THE PERIOD                                             $ 29,776           $ 59,377           $ 29,776
                                                                    ========           ========           ========


            See accompanying notes to interim financial statements.

                              ZEBRA RESOURCES INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                  May 31, 2008
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


1. BASIS OF PRESENTATION AND ORGANIZATION

BASIS OF PRESENTATION AND ORGANIZATION - The accompanying Condensed Financial Statements of Zebra Resources Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended August 31, 2007. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at May 31, 2008, the results of its operations and cash flows for the three and nine months ended May 31, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Zebra Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Zebra Resources") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired a mineral claims option located in the Province of British Columbia, Canada during the year ending August 31, 2006 for $15,000.

The Company's operations have been limited to general administrative operations and is considered an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

GOING CONCERN - The Company incurred net losses of $55,224 since Inception (July 20, 2006) to May 31, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

                              ZEBRA RESOURCES INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                  May 31, 2008
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


1. BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company has a net operating loss carryover to be used for future years. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial accounting standards statement No. 107. "Disclosure About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities with are deemed to be financial instruments. The carrying amount are estimated fair values of the Company's financial instruments which approximate their fair value due to their short-term nature.

                              ZEBRA RESOURCES INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                  May 31, 2008
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through May 31, 2008, the Company had no potentially dilutive securities.

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

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51", which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

                              ZEBRA RESOURCES INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                  May 31, 2008
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company is currently evaluating the impact that FAS 161 will have on our financial statements.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3. STOCKHOLDERS' EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

Effective July 25, 2006, the Company issued 20,000,000 shares to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $20,000.

                              ZEBRA RESOURCES INC.
                         (An Exploration Stage Company)
                   Condensed Notes to the Financial Statements
                                  May 31, 2008
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


3. STOCKHOLDERS' EQUITY (cont)

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

As of May 31, 2008, the Company had net operating loss carry-forwards of approximately $55,200 which expire in varying amounts between 2027 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenue to date.

We incurred operating expenses of $3,280 and $4,211 for the three-month periods ended May 31, 2008 and 2007, respectively. These expenses consisted of general and administrative expenses and professional fees. We incurred operating expenses of $21,591 and $12,048 for the nine-month periods ended May 31, 2008 and 2007, respectively. These expenses consisted of general and administrative expenses and professional fees. For the nine months ended May 31, 2008, operating expenses also included $7,500 in exploration costs. There were no exploration costs for the nine months ended May 31, 2007. Since inception we have incurred $55,224 in operating costs, $22,500 of that amount were exploration costs.

At May 31, 2008, we had cash on hand of $29,776, which comprised our total assets. At the same date, our liabilities consisted of $5,000 in accounts payable and accrued liabilities.

Cash provided by financing activities from inception (July 20, 2006) through May 31, 2008 was $80,000 resulting from the sale of our common stock to our director who purchased 20,000,000 shares of our common stock at $0.001 per share on July 25, 2006 for $20,000 and 12,000,000 shares of our common stock sold at $0.005 per share pursuant to our SB-2 prospectus offering which was completed on December 20, 2006 for total proceeds of $60,000.

The following table provides selected financial data about our Company as of May 31, 2008.

                     Balance Sheet Data:           5/31/08
                     -------------------           -------

                     Cash                          $29,776
                     Total assets                  $29,776
                     Total liabilities             $ 5,000
                     Stockholders' equity          $24,776

Our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $29,776 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to cover our expenses for the next 12 months.

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

PLAN OF OPERATION

ASTRO 2006 COSTS

     PHASE 1                                                        COST
     -------                                                        ----

     Soil sampling and prospecting (14 mandays)                     7,000
     Geochemical Analyses (150 soils, 50 rocks)                     5,000
     Data evaluation and reporting                                  2,000
     Contingency                                                    1,000
                                                                  -------
     Subtotal                                                      15,000

     PHASE 2
     -------

     Geophysical Surveys ( 35 km Mag-VLF)                          35,000
     Trenching- excavator (100 hours @ $125/hr)                    12,500
     Trenching-sampling (500 rocks)                                12,500
     Geological supervision                                         5,000
     Data evaluation and reporting                                  5,000
     Contingency                                                    5,000
                                                                  -------
     Subtotal                                                      75,000

     GRAND TOTAL                                                   90,000
                                                                  =======

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

Following the completion of the full phase one part of the exploration program, and the favorable assessment thereof, and assuming we are able to raise the necessary funds, of which there is no guarantee, we anticipate proceeding with phase two of our exploration program in late Fall 2008. The estimated cost of this program is $75,000 and will take approximately four months to complete.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

As of May 31, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal
executive  officer,   principal  financial  officer  and  principal   accounting
officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 10, 2008.

                                      Zebra Resources, Inc., Registrant


                                      By: /s/ Karl Kottmeier
                                          -------------------------------------
                                          Karl Kottmeier, Director, President,
                                          Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      Zebra Resources, Inc., Registrant


July 10, 2008                         By: /s/ Karl Kottmeier
                                          -------------------------------------
                                          Karl Kottmeier, Director, President,
                                          Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer