Form 10-K
period 2008-08-31
Zebra Resources, Inc.
filed 2008-11-25
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2008

                        Commission file number 333-138148

                              Zebra Resources, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                 20-5243308
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

     29773 Niguel Road, Suite A
         Laguna Niguel, CA                                          92677
(Address of Principal Executive Offices)                          (Zip Code)

                                  (949)481-5396
                               (Telephone Number)

                           #802-700 West Pender Street
                              Vancouver, BC V6C 1G8
                 (Former Address of Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2008, the registrant had 32,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2008.

                              ZEBRA RESOURCES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        6
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   9
Item 4.  Submission of Matters to a Vote of Security Holders                 9

                                Part II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
         Matters                                                             9
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              11
Item 8.  Financial Statements                                               16
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                               27
Item 9A. Controls and Procedures                                            27

                               Part III

Item 10. Directors and Executive Officers                                   28
Item 11. Executive Compensation                                             31
Item 12. Security Ownership of Certain Beneficial Owners and Management     32
Item 13. Certain Relationships and Related Transactions                     32
Item 14. Principal Accounting Fees and Services                             33

                                Part IV

Item 15. Exhibits                                                           33

Signatures                                                                  34

                                     PART I

ITEM 1. BUSINESS

THE COMPANY'S HISTORY

Zebra Resources, Inc ("we", "our", "us", the "Company" or "Zebra") was incorporated in Nevada on July 21, 2006. We were an exploration stage company that on July 26, 2006 entered into a Mineral Property Option Agreement ("MPOA") with Cazador Resources Ltd. which grants to Zebra Resources the sole and exclusive right, privilege and option to explore the Astro 2006 claims. During the period ending August 31, 2008, the Company terminated the MPOA and relieved itself from any further obligations thereunder and we ceased our exploration activities. In September 2008, there was a change in management, as detailed below, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company.

CHANGE OF MANAGEMENT

On September 12, 2008 (the "Effective Date"), Karl Kottmeier resigned as our President, Chief Executive Officer, Treasurer, Secretary, and Chief Financial Officer. As a result on the Effective Date, Dan Gravelle was appointed as President, Chief Executive Officer, Treasurer, Secretary and Chief Financial Officer. Additionally, Dan Gavelle was appointed a director of the Company. Our board of directors now consists of Karl Kottmeier and Dan Gravelle. Dan Gravelle facilitates all corporate and admistrative operations of the Company.

THE COMPANY TODAY

Since the Effective Date, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

We currently have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officer is only required to devote a small portion of his time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider several factors, including the following:

     - experience and skill of management and availability of additional personnel of the target business;

     -    costs associated with effecting the business combination;

     -    equity interest retained by our stockholders in the merged entity;

     -    growth potential of the target business;

     -    capital requirements of the target business;

     -    capital available to the target business;

     -    stage of development of the target business;

     - proprietary features and degree of intellectual property or other protection of the target business;

     -    the financial statements of the target business; and

     -    the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $5,000 US for the geology report.

NUMBER OF EMPLOYEES

We currently have one employee, which is our executive officer, namely, Dan Gravelle. Mr. Gravelle currently devotes 2-5 hours per week to company matters. In the future he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and Mr. Gravelle.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION PROVIDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR INDUSTRY OR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since the Effective Date, we have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another operating company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

WE HAVE LIMITED RESOURCES AND NO REVENUES FROM OPERATIONS, AND WILL NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ANY BUSINESS PLAN.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

WE WILL BE ABLE TO EFFECT AT MOST ONE MERGER, AND THUS MAY NOT HAVE A DIVERSIFIED BUSINESS.

Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, Dan Gravelle. Notwithstanding the importance of Mr. Gravelle, we have not entered into any employment agreement or other understanding with Mr. Gravelle concerning compensation or obtained any "key man" life insurance on any of his life. The loss of the services of Mr. Gravelle will have a material adverse effect on achieving our business objectives and success. We will rely upon the expertise of Mr. Gravelle and do not anticipate that we will hire additional personnel.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no definitive agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT WILL CHANGE UPON THE CONSUMMATION OF A MERGER.

After the closing of a merger or business combination, it is likely our current management will not retain any control or managerial responsibilities. Upon such event, Mr. Gravelle intends to resign from his positions with us.

CURRENT STOCKHOLDERS WILL BE IMMEDIATELY AND SUBSTANTIALLY DILUTED UPON A MERGER OR BUSINESS COMBINATION.

Our Articles of Incorporation authorized the issuance of 75,000,000 shares of Common Stock. There are currently 43,000,000 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of

Common Stock are authorized and issued in connection with a merger or business combination, our stockholders could experience significant dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

CONTROL BY EXISTING STOCKHOLDER.

Karl Kottmeier beneficially owns 62.5% of the outstanding shares of our Common Stock. As a result, this stockholder is able to exercise control over matters requiring stockholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on Nasdaq's OTC Bulletin Board ("OTCBB"). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the NASDAQ OTC Bulletin Board ("OTCBB"), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

ITEM 2. PROPERTIES

We currently utilize space at the premises of Dan Gravelle, the officer and director of the company, on a rent-free basis. The premises are located at 29773 Niguel Road, Suite A, Laguna Niguel, CA. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

     (i)  filing of Exchange Act reports, and

     (ii) costs relating to identifying and consummating a transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

On the Effective Date, Dan Gravelle became our president, secretary and our chief financial officer. Mr. Gravelle is only required to devote a small portion of his time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

Since the Effective Date, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements.

At August 31, 2008, we had cash on hand of $28,241, which comprised our total assets. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of August 31, 2008, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

OPERATIONAL RESULTS FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

We incurred operating expenses of $3,010 for the three-month period ended August 31, 2007. For the three-month period ended August 31, 2008, we recorded a credit of $1,489 consisting of a recovery of previously accrued exploration expenses of $5,000 and other general and administrative expenses of $3,511. We incurred operating expenses of $20,102 and $15,058 for the years ended August 31, 2008 and 2007, respectively. These expenses consisted of general and administrative expenses and for the year ended August 31, 2008. They also included $2,500 in net exploration costs, there were no exploration costs for the year ended August 31, 2007. Since inception we have incurred $53,735 in operating costs, $17,500 of that amount were net exploration costs.

At August 31, 2008, we had cash on hand of $28,241, which comprised our total assets. At the same date, our liabilities consisted of $1,976 in accounts payable and accrued liabilities.

Cash provided by financing activities from inception through August 31, 2008 was $80,000 resulting from the sale of our common stock to our director who purchased 20,000,000 shares of our common stock at $0.001 per share on July 25, 2006 for $20,000 and 12,000,000 shares of our common stock sold at $0.005 per share pursuant to our SB-2 prospectus offering which was completed on December 20, 2006 for total proceeds of $60,000.

The following table provides selected financial data about our company as of August 31, 2008.

                     Balance Sheet Data:           8/31/08
                     -------------------           -------

                     Cash                          $28,241
                     Total assets                  $28,241
                     Total liabilities             $ 1,976
                     Stockholders' equity          $26,265

Our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $28,241 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to cover our expenses for the next 12 months.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through August 31, 2008, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS


                [LETTERHEAD OF DE JOYA GRIFFITH & COMPANY, LLC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Zebra Resources, Inc.
Carson City, Nevada

We have audited the accompanying balance sheets of Zebra Resources, Inc. (An Exploration Stage Company) as of August 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and from inception (July 20, 2006) through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zebra Resources, Inc. (An Exploration Stage Company) as of August 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from inception (July 20, 2006) through August 31, 2008 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
------------------------------------------
Henderson, Nevada
November 18, 2008


                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 588-5960 * Facsimile (702) 588-5979

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                                    August 31,         August 31,
                                                                      2008               2007
                                                                    --------           --------
                                                                    (Audited)          (Audited)
                                   ASSETS

CURRENT ASSETS
  Cash                                                              $ 28,241           $ 48,867
  Prepaid                                                                 --              7,500
                                                                    --------           --------
      TOTAL CURRENT ASSETS                                            28,241             56,367
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 28,241           $ 56,367
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $  1,976           $ 10,000
                                                                    --------           --------

      TOTAL CURRENT LIABILITIES                                        1,976             10,000
                                                                    --------           --------

      TOTAL LIABILITIES                                                1,976             10,000
                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Common stock
   75,000,000 authorized shares, par value $0.001
   32,000,000 shares issued and outstanding                           32,000             32,000
  Additional paid-in-capital                                          48,000             48,000
  Deficit accumulated during exploration stage                       (53,735)           (33,633)
                                                                    --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                      26,265             46,367
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 28,241           $ 56,367
                                                                    ========           ========


                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                            (Stated in U.S. Dollars)

                                                                                      From Inception
                                                  Twelve Months Ended              (July 20, 2006) to
                                                       August 31,                       August 31,
                                              2008                  2007                  2008
                                           -----------           -----------           -----------
                                            (audited)             (audited)             (audited)
REVENUES
  Revenues                                 $        --           $        --           $        --
                                           -----------           -----------           -----------

      Total revenues                                --                    --                    --
                                           -----------           -----------           -----------
EXPENSES
  Operating expenses
    Exploration expenses                         2,500                    --                17,500
    General and adminstrative                    5,573                 3,553                12,696
    Professional fees                           12,029                11,505                23,539
                                           -----------           -----------           -----------
      Total operating expenses                  20,102                15,058                53,735
                                           -----------           -----------           -----------

NET LOSS FROM OPERATIONS                       (20,102)              (15,058)              (53,735)
                                           -----------           -----------           -----------

      Net loss                             $   (20,102)          $   (15,058)          $   (53,735)
                                           ===========           ===========           ===========

BASIC EARNINGS PER COMMON SHARE                  (0.00)                (0.00)
                                           -----------           -----------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         32,000,000            28,350,685
                                           ===========           ===========


                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
                From Inception (July 20, 2006) to August 31, 2008
                            (Stated in U.S. Dollars)
                                    (audited)

                                                                                    Deficit
                                                                                  Accumulated
                                                                    Additional     During the
                                           Common Shares             Paid In      Exploration
                                       Number         Amount         Capital         Stage           Total
                                       ------         ------         -------         -----           -----
Balance, July 20, 2006                      --       $     --       $     --      $      --       $      --

Issued for cash at $0.001 per
 share on July 25, 2006             20,000,000         20,000             --             --          20,000

Net loss                                    --             --             --        (18,575)        (18,575)
                                   -----------       --------       --------      ---------       ---------

Balance, August 31, 2006            20,000,000         20,000             --        (18,575)          1,425

Issued for cash at $0.005 per
 share on December 20, 2006         12,000,000         12,000         48,000             --          60,000

Net loss                                    --             --             --        (15,058)        (15,058)
                                   -----------       --------       --------      ---------       ---------

Balance, August 31, 2007            32,000,000         32,000         48,000        (33,633)         46,367

Net loss                                    --             --             --        (20,102)        (20,102)
                                   -----------       --------       --------      ---------       ---------

Balance, August 31, 2008            32,000,000       $ 32,000       $ 48,000      $ (53,735)      $  26,265
                                   ===========       ========       ========      =========       =========


                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)

                                                                Twelve Months      Twelve Months     From Inception
                                                                   Ended              Ended        (July 20, 2006) to
                                                                  August 31,         August 31,         August 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
                                                                  (Audited)          (Audited)          (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(20,102)          $(15,058)          $(53,735)
  Change in operating assets and liabilities:
    (Decrease) in accounts payable and accrued liabilities          (8,024)                --              1,976
    (Decrease) in due to a related party                                --               (840)                --
    Decrease (increase) in prepaid                                   7,500             (7,500)                --
                                                                  --------           --------           --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                        (20,626)           (23,398)           (51,759)
                                                                  --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on sale of common stock                                      --             60,000             80,000
                                                                  --------           --------           --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                         --             60,000             80,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (20,626)            36,602             28,241

CASH, BEGINNING OF THE PERIOD                                       48,867             12,265                 --
                                                                  --------           --------           --------

CASH, END OF THE PERIOD                                           $ 28,241           $ 48,867           $ 28,241
                                                                  ========           ========           ========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                             August 31 2008 and 2007
                                    (Audited)
                          (Expressed in U.S. Dollars)


1. DESCRIPTION OF THE BUSINESS AND HISTORY

DESCRIPTION OF THE BUSINESS AND HISTORY - Zebra Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Zebra Resources") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired a mineral claims option located in the Province of British Columbia, Canada during the period ending August 31, 2006 for $15,000. The Company entered into a Mineral Property Options Agreement (the "MPOA") with a private British Columbia company, whereby the Company obtained an option to acquire mineral claims known as "Astro 2006" located in British Columbia. During the period ending August 31, 2008, the Company terminated the MPOA and relieved itself from any further obligations thereunder.

On September 12, 2008, Karl Kottmeier resigned as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result, on September 12, 2008, we appointed Dan Gravelle as President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company. Additionally, Mr. Gravelle was appointed a director of the Company.

Our board of directors is now comprised of Karl Kottmeier and Dan Gravelle.

THE COMPANY TODAY - The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

Since September 12, 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

GOING CONCERN - The Company incurred net losses of $53,735 since Inception (July 20, 2006) to August 31, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                             August 31 2008 and 2007
                                    (Audited)
                          (Expressed in U.S. Dollars)


1. DESCRIPTION OF THE BUSINESS AND HISTORY (Continued)

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

The Company has a net operating loss carry-forward to be used in future years. The Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

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

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                             August 31 2008 and 2007
                                    (Audited)
                          (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through August 31, 2008, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                             August 31 2008 and 2007
                                    (Audited)
                          (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                             August 31 2008 and 2007
                                    (Audited)
                          (Expressed in U.S. Dollars)


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

As of August 31, 2008, the Company had net operating loss carry-forwards of approximately $53,700 which expire in varying amounts between 2026 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

Deferred income tax assets of $18,807 and $14,698 at August 31, 2008 and 2007, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $4,109 during the year ended August 31, 2008.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                             August 31 2008 and 2007
                                    (Audited)
                          (Expressed in U.S. Dollars)

                                                        As of           As of
                                                      August 31,      August 31,
                                                         2008            2007
                                                       --------        --------
Deferred tax assets:
  Net operating loss carry-forwards                    $ 18,807        $ 14,698
                                                       --------        --------
      Total deferred tax assets                          18,807          14,698
                                                       --------        --------

Net deferred tax assets before valuation allowance       18,807          14,698
Less: Valuation allowance                               (18,807)        (14,698)
                                                       --------        --------
Net deferred tax assets                                $     --        $     --
                                                       ========        ========

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

                                                        As of           As of
                                                      August 31,      August 31,
                                                         2008            2007
                                                       --------        --------

Statutory federal income tax                             (35.0%)         (35.0%)
Statutory state income tax                                (0.0%)          (8.7%)
                                                       --------        --------
Change in valuation allowance on
 deferred tax assets                                       35.0%           43.7%
                                                       ========        ========

5. SUBSEQUENT EVENTS

On September 12, 2008, Karl Kottmeier resigned as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result, on September 12, 2008, we appointed Dan Gravelle as President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company. Additionally, Mr. Gravelle was appointed a director of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The directors and officer of Zebra Resources Inc., whose one year term will expire 8/01/09, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address           Age      Position    Date First Elected    Term Expires
--------------           ---      --------    ------------------    ------------

Dan Gravelle             38       President,        9/12/08           8/01/09
29773 Niguel Road                 Treasurer,
Suite A                           CFO, CEO &
Laguna Niguel, CA  92677          Director

Karl Kottmeier           40       President,        7/20/06           8/01/09
802-700 West Pender St            Treasurer,
Vancouver, BC                     CFO, CEO &
Canada  V6C 1G8                   Director

The foregoing persons are promoters of Zebra Resources, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successor has been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Our sole officer, Mr. Gravelle, currently devotes 2- 5 hours per week to company matters. In the future he will devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

RESUMES

DAN GRAVELLE

Mr. Gravelle graduated from Merrimack College in North Andover, Massachusetts in 1993 with a Bachelor of Science in Business Administration with a major in Marketing and a minor in French. He was also a four year lettermen and All-Star in NCAA Division 1 College Ice Hockey and was drafted by the Chicago Blackhawks of the National Hockey League. He subsequently played over 10 years of professional hockey in North America and Europe. Mr. Gravelle was also a successful entrepreneur in business during his playing career running several hockey schools and clinics, coaching and working as an independent Player/Agent. Mr. Gravelle spent several years in sales and marketing after his hockey playing career including a sales position as a Lumber Broker for Sitka Forest Products before joining the Financial Media Group as a Senior Analyst/Sales Executive. In 2007, Mr. Gravelle founded Goal Capital, LLC, an Investor Relations company based out of Laguna Niguel, California. His current position with the company is President and CEO.

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

2005 President, Rockgate Capital Corp. TSX Venture listed mineral exploration company. Created, listed and financed company. Company is currently actively a uranium/silver project in Mali, west Africa. Directly responsible for all corporate affairs. Currently active in this role.

2008 President  of  Durango   Capital  Corp.,  a  TSX  Venture  listed  mineral
     exploration company active in northern British Columbia, President of Rockridge Capital Corp. a TSX Venture listed capital pool company, President, Northrock Resources Inc., a TSX Venture listed mineral exploration company active in Nunavut Territory, Canada.

RELEVANT EDUCATION

University of British Columbia, Vancouver, BC April 2001
Bachelor of Arts, American History

Annual Continuing Education requirements for Investment Advisors

UNIVERSITY-EXTRA CURRICULAR EXPERIENCE

     *    Director of Finance, UBC Alma Mater Society, 1988 - 1990
     *    Assistant Director of Finance UBC, AMS, 1987 - 1988
     *    House Manager, Phi Gamma Delta Fraternity, 1987 - 1988

CODE OF ETHICS

We do not currently have a code of ethics. Because we have only limited business operations and only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Dan Gravelle and Mr. Karl Kottmeier.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Dan Gravelle    2008     0          0          0            0          0             0            0          0
CEO,
President,
Director

Karl
Kottmeier       2008     0          0          0            0          0             0            0          0
CEO,            2007     0          0          0            0          0             0            0          0
President,      2006     0          0          0            0          0             0            0          0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Dan            0              0              0           0           0           0            0           0            0
Gravelle

Karl           0              0              0           0           0           0            0           0            0
Kottmeier

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Dan Gravelle        0          0          0             0                0              0             0

Karl Kottmeier      0          0          0             0                0              0             0


There are no current employment agreements between the company and its executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Zebra Resources' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

     Name and Address of                 No. of            Percentage
      Beneficial Owner                   Shares           of Ownership:
      ----------------                   ------           -------------

     Dan Gravelle                               0                0%
     29773 Niguel Road
     Suite A
     Laguna Niguel, CA  92677

     Karl Kottmeier                    20,000,000             62.5%
     802-700 West Pender St
     Vancouver, BC
     Canada V6C 1G8

     All Officers and
      Directors as a Group             20,000,000             62.5%

----------
(1) The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kottmeier was not paid for any underwriting services that he performed on our behalf with respect to our offering that was completed in December 2006.

On July 26, 2006, a total of 20,000,000 shares of Common Stock were issued to Mr. Kottmeier in exchange for $20,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by a director of the Company. (See "Principal Stockholders".)

We do not currently have any conflicts of interest by or among our current officer, directors, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $10,000, tax services were $Nil and other services were $Nil during the year ended August 31, 2008.

The total fees charged to the company for audit services were $4,000, tax services were $Nil and other services were $Nil during the year ended August 31, 2007.

ITEM 15.  EXHIBITS

The following exhibits are included with this filing:

     Exhibit No.                      Description
     -----------                      -----------

        3.1         Articles of Incorporation*
        3.2         Bylaws*
       31.1         Sec. 302 Certification of Chief Executive Officer
       31.2         Sec. 302 Certification of Chief Financial Officer
       32.1         Sec. 906 Certification of Chief Executive Officer
       32.2         Sec. 906 Certification of Chief Financial Officer

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on October 23, 2006 under File Number 333-138148.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 25, 2008                  Zebra Resources Inc., Registrant


                                       /s/ Dan Gravelle
                                       -----------------------------------
                                   By: Dan Gravelle, Director,
                                       Chief Executive Officer,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer


                                       /s/ Karl Kottmeier
                                       -----------------------------------
                                   By: Karl Kottmeier, Director