Form 10-Q
period 2008-11-30
Zebra Resources, Inc.
filed 2009-01-07
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED November 30, 2008

                        Commission file number 333-138148


                              ZEBRA RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                           29773 Niguel Road, Suite A
                             Laguna Niguel, CA 92677
          (Address of principal executive offices, including zip code)

                                  (949)481-5396
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,000,000 shares as of January 5, 2009.

ITEM 1. FINANCIAL STATEMENTS

                              ZEBRA RESOURCES INC.
                         (A Development Stage Company)
                                 Balance Sheets
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                   November 30,       August 31,
                                                                      2008               2008
                                                                    --------           --------
                                                                   (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $ 22,185           $ 28,241
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                  22,185             28,241
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 22,185           $ 28,241
                                                                    ========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITYY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $    150           $  1,976
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                                150              1,976
                                                                    --------           --------

      TOTAL LIABILITIES                                                  150              1,976
                                                                    --------           --------

STOCKHOLDERS' EQUITY
  Common stock
    75,000,000 authorized shares, par value $0.001
    32,000,000 shares issued and outstanding                          32,000             32,000
  Additional paid-in-capital                                          48,000             48,000
  Deficit accumulated during exploration stage                       (57,965)           (53,735)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            22,035             26,265
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 22,185           $ 28,241
                                                                    ========           ========

                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                            Statements of Operations
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                           Three Months          Three Months        From Inception
                                              Ended                 Ended          (July 20, 2006) to
                                           November 30,          November 30,          November 30,
                                              2008                  2007                  2008
                                           -----------           -----------           -----------
REVENUES
  Revenues                                 $        --           $        --           $        --
                                           -----------           -----------           -----------
      Total revenues                                --                    --                    --
                                           -----------           -----------           -----------
EXPENSES
  Operating expenses
    Exploration expenses                            --                 5,000                17,500
    General and adminstrative                       80                 2,650                12,776
    Rent expense - related party                 1,000                    --                 1,000
    Professional fees                            3,150                   155                26,689
                                           -----------           -----------           -----------
      Total operating expenses                   4,230                 7,805                57,965
                                           -----------           -----------           -----------

NET LOSS FROM OPERATIONS                        (4,230)               (7,805)              (57,965)
                                           -----------           -----------           -----------

       Net loss                            $    (4,230)          $    (7,805)          $   (57,965)
                                           ===========           ===========           ===========

BASIC EARNINGS PER COMMON SHARE                  (0.00)                (0.00)
                                           -----------           -----------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         32,000,000            32,000,000
                                           ===========           ===========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
               From Inception (July 20, 2006) to November 30, 2008
                            (Stated in U.S. Dollars)
                                    (audited)
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                                        Additional     During the
                                                   Common Shares         Paid In      Development
                                            Number          Amount       Capital         Stage           Total
                                            ------          ------       -------         -----           -----
Balance, July 20, 2006                            --      $     --      $     --       $      --       $     --

Issued for cash at $0.001 per share       20,000,000        20,000            --              --         20,000
 on July 25, 2006

Net loss                                          --            --            --         (18,575)       (18,575)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2006                  20,000,000        20,000            --         (18,575)         1,425

Issued for cash at $0.005 per share       12,000,000        12,000        48,000              --         60,000
 on December 20, 2006

Net loss                                          --            --            --         (15,058)       (15,058)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2007                  32,000,000        32,000        48,000         (33,633)        46,367

Net loss                                          --            --            --         (20,102)       (20,102)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2008                  32,000,000        32,000        48,000         (53,735)        26,265

Net loss for the period                           --            --            --          (4,230)        (4,230)
                                          ----------      --------      --------       ---------       --------

Balance, November 30, 2008 (unaudited)    32,000,000      $ 32,000      $ 48,000       $ (57,965)      $ 22,035
                                          ==========      ========      ========       =========       ========


                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                   Three Months       Three Months     From Inception
                                                                      Ended              Ended       (July 20, 2006) to
                                                                   November 30,       November 30,       November 30,
                                                                      2008               2007               2008
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (4,230)          $ (7,805)          $(57,965)
  Change in operating assets and liabilities:
    (Decrease) in accounts payable and accrued liabilities            (1,826)                --                150
    (Decrease) in accounts payable-due to a related party                 --                 --                 --
    Decrease (increase) in prepaid                                        --                 --                 --
                                                                    --------           --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                           (6,056)            (7,805)           (57,815)
                                                                    --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on sale of common stock                                        --                 --             80,000
                                                                    --------           --------           --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           --                 --             80,000
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (6,056)            (7,805)            22,185

CASH, BEGINNING OF THE PERIOD                                         28,241             48,867                 --
                                                                    --------           --------           --------

CASH, END OF THE PERIOD                                             $ 22,185           $ 41,062           $ 22,185
                                                                    ========           ========           ========


                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30 2008
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying Financial Statements of Zebra Resources, Inc. (the "Company") should be read in conjunction with the Company's most recent filing of the Form 10-K which included the financial statements as of August 31, 2008. Significant accounting policies disclosed therein have not changed except as noted below.

In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2008 and the results of operations, stockholder's equity and cash flows presented herein have been included in the financial statements.

2. DESCRIPTION OF THE BUSINESS AND HISTORY

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

Since September 12, 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30 2008
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

2. DESCRIPTION OF THE BUSINESS AND HISTORY (Continued)

as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

GOING CONCERN - The Company incurred net losses of $57,965 since Inception (July 20, 2006) to November 30, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

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

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30 2008
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has a net operating loss carry-forward to be used in future years. The Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial accounting standards statement No.107. "Disclosure About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amount and 2. estimated fair values of the Company's financial instruments approximated their fair value due to their short-term nature.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through November 30, 2008, the Company had no potentially dilutive securities.

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

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30 2008
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In May of 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies literature established by the FASB as the source for accounting principles to be applied by

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30 2008
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement will require no changes in the Company's financial reporting practices.

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

4. RELATED PARTY TRANSACTIONS

We currently utilize space at the premises of Dan Gravelle, the officer and director of the Company, for which he is paid $500 per month. The facilities include an answering machine, a fax machine, computer and office equipment. We have paid in total $1,000 to Dan Gravelle for the period ending November 30, 2008.

5. STOCKHOLDERS' EQUITY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

We incurred operating expenses of $4,230 for the three-month period ended November 30, 2008, consisting entirely of general and administrative expenses. For the three-month period ended November 30, 2007 we incurred operating expenses of $7,805 consisting of exploration expenses of $5,000 and other general and administrative expenses of $2,805. Since inception we have incurred $57,965 in operating costs, $17,500 of that amount were net exploration costs.

At November 30, 2008, we had cash on hand of $22,185, which comprised our total assets. At the same date our liabilities consisted of $150 in accounts payable.

Cash provided by financing activities from inception (July 20, 2006) through November 30, 2008 was $80,000 resulting from the sale of our common stock to our director who purchased 20,000,000 shares of our common stock at $0.001 per share on July 25, 2006 for $20,000 and 12,000,000 shares of our common stock sold at $0.005 per share pursuant to our SB-2 prospectus offering which was completed on December 20, 2006 for total proceeds of $60,000.

The following table provides selected financial data about our company as of November 30, 2008.

                     Balance Sheet Data:           11/30/08
                     -------------------           --------

                     Cash                          $22,185
                     Total assets                  $22,185
                     Total liabilities             $   150
                     Stockholders' equity          $22,035

Our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $22,185 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to cover our expenses for the next 12 months.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through November 30, 2008, the Company had no potentially dilutive securities.

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

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

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

PLAN OF OPERATION

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

On September 12, 2008, Dan Gravelle became our president, secretary and our chief financial officer. Mr. Gravelle is only required to devote a small portion of his time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

At November 30, 2008, we had cash on hand of $22,185, which comprised our total assets. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

As of November 30, 2008, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

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

As of November 30, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned in the capacities indicated; thereunto duly authorized on behalf of the registrant, on January 5, 2009.

                                    Zebra Resources Inc., Registrant


                                        /s/ Dan Gravelle
                                        ----------------------------------------
                                    By: Dan Gravelle, Director,
                                        Chief Executive Officer,
                                        Chief Financial Officer, and
                                        Principal Accounting Officer


                                        /s/ Karl Kottmeier
                                        ----------------------------------------
                                    By: Karl Kottmeier, Director