Form 10-Q
period 2009-02-28
Zebra Resources, Inc.
filed 2009-04-09
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,000,000 shares as of April 2, 2009

ITEM 1. FINANCIAL STATEMENTS.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                  February 28,         August 31,
                                                                      2009               2008
                                                                    --------           --------
                                                                   (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $ 17,984           $ 28,241
  Prepaid                                                                 --                 --
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                  17,984             28,241
                                                                    --------           --------

TOTAL ASSETS                                                        $ 17,984           $ 28,241
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                --              1,976
  Accounts payable and accrued liabilities-related party            $    500           $     --
                                                                    --------           --------

TOTAL CURRENT LIABILITIES                                                500              1,976
                                                                    --------           --------

TOTAL LIABILITIES                                                        500              1,976
                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Common stock
    75,000,000 authorized shares, par value $0.001
    32,000,000 shares issued and outstanding                          32,000             32,000
  Additional paid-in-capital                                          48,000             48,000
  Deficit accumulated during exploration stage                       (62,516)           (53,735)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            17,484             26,265
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 17,984           $ 28,241
                                                                    ========           ========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                            (Stated in U.S. Dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Three Months     Three Months      Six Months       Six Months       From Inception
                                        Ended            Ended            Ended            Ended        (July 20, 2006) to
                                     February 28,     February 29,     February 28,     February 29,       February 28,
                                        2009             2008             2009             2008               2009
                                     -----------      -----------      -----------      -----------        -----------
REVENUES
  Revenues                           $        --      $        --      $        --      $        --        $        --
                                     -----------      -----------      -----------      -----------        -----------

      Total revenues                          --               --               --               --                 --
                                     -----------      -----------      -----------      -----------        -----------
EXPENSES
  Operating expenses
    Exploration expenses                      --            2,500               --            7,500             17,500
    General and adminstrative                820            4,403              900            4,558             13,596
    Rent expense - related party           1,500               --            2,500               --              2,500
    Professional fees                      2,231            3,603            5,381            6,253             28,920
                                     -----------      -----------      -----------      -----------        -----------
      Total operating expenses             4,551           10,506            8,781           18,311             62,516
                                     -----------      -----------      -----------      -----------        -----------

NET LOSS FROM OPERATIONS                  (4,551)         (10,506)          (8,781)         (18,311)           (62,516)
                                     -----------      -----------      -----------      -----------        -----------

      Net loss                       $    (4,551)     $   (10,506)     $    (8,781)     $   (18,311)       $   (62,516)
                                     ===========      ===========      ===========      ===========        ===========

BASIC EARNINGS PER COMMON SHARE            (0.00)           (0.00)           (0.00)           (0.00)
                                     -----------      -----------      -----------      -----------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                   32,000,000       32,000,000       32,000,000       32,000,000
                                     ===========      ===========      ===========      ===========

                     See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
               From Inception (July 20, 2006) to February 28, 2009
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                                        Additional     During the
                                                Common Shares            Paid In      Exploration
                                            Number          Amount       Capital         Stage           Total
                                            ------          ------       -------         -----           -----
Balance, July 20, 2006                            --      $     --      $     --       $      --       $     --

Issued for cash at $0.001 per share       20,000,000        20,000            --              --         20,000
 on July 25, 2006

Net loss                                          --            --            --         (18,575)       (18,575)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2006                  20,000,000        20,000            --         (18,575)         1,425

Issued for cash at $0.005 per share       12,000,000        12,000        48,000              --         60,000
 on December 20, 2006

Net loss                                          --            --            --         (15,058)       (15,058)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2007                  32,000,000        32,000        48,000         (33,633)        46,367

Net loss                                          --            --            --         (20,102)       (20,102)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2008                  32,000,000        32,000        48,000         (53,735)        26,265

Net loss                                                                                  (8,781)        (8,781)
                                          ----------      --------      --------       ---------       --------

Balance, February 28, 2009 (unaudited)    32,000,000      $ 32,000      $ 48,000       $ (62,516)      $ 17,484
                                          ==========      ========      ========       =========       ========


                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                       (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                    Six Months         Six Months       From Inception
                                                                      Ended              Ended        (July 20, 2006) to
                                                                   February 28,       February 29,       February 28,
                                                                      2009               2008               2009
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (8,781)          $ (7,805)          $(62,516)
  Change in operating assets and liabilities:
    (Decrease) in accounts payable and accrued liabilities            (1,976)                --                 --
    Increase in accounts payable-due to a related party                  500                 --                500
                                                                    --------           --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                          (10,257)            (7,805)           (62,016)
                                                                    --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on sale of common stock                                        --                 --             80,000
                                                                    --------           --------           --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                  --                 --             80,000
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (10,257)            (7,805)            17,984

CASH, BEGINNING OF THE PERIOD                                         28,241             48,867                 --
                                                                    --------           --------           --------

CASH, END OF THE PERIOD                                             $ 17,984           $ 41,062           $ 17,984
                                                                    ========           ========           ========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                February 28, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying Financial Statements of Zebra Resources, Inc. (the "Company") should be read in conjunction with the Company's most recent filing of the Form 10-K which included the financial statements as of August 31, 2008. Significant accounting policies disclosed therein have not changed except as noted below.

In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2009 and the results of operations, stockholder's equity and cash flows presented herein have been included in the financial statements.

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

On December 1, 2008 Karl Kottmeier resigned as a director of the Company.

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

GOING CONCERN - The Company incurred net losses of $62,516 since Inception (July 20, 2006) to February 28, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

                              ZEBRA RESOURCES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                February 28, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial accounting standards statement No.107. "Disclosure About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The

                              ZEBRA RESOURCES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                February 28, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NEW ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We adopted FAS 157 on September 1, 2008. The adoption did not have a significant impact on our financial statements.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and

                              ZEBRA RESOURCES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                February 28, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities. We adopted FAS 159 on September 1, 2008. The adoption did not have a significant impact on our financial statements.

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

                              ZEBRA RESOURCES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                February 28, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

4. STOCKHOLDERS' EQUITY

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

5. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of February 28, 2009, the Company had net operating loss carry-forwards of approximately $62,500 which expire in varying amounts between 2026 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We incurred operating expenses of $4,551 for the three-month period ended February 28, 2009, consisting entirely of general and administrative expenses. For the three-month period ended February 29, 2008 we incurred operating expenses of $10,506 consisting of exploration expenses of $2,500 and other general and administrative expenses of $8,006. Since inception we have incurred $62,516 in operating costs, $17,500 of that amount were net exploration costs.

At February 28, 2009 we had cash on hand of $17,984, which comprised our total assets. At the same date our liabilities consisted of $500 in accounts payable.

Cash provided by financing activities from inception through February 28, 2009 was $80,000 resulting from the sale of our common stock to our director who purchased 20,000,000 shares of our common stock at $0.001 per share on July 25, 2006 for $20,000 and 12,000,000 shares of our common stock sold at $0.005 per share pursuant to our SB-2 prospectus offering which was completed on December 20, 2006 for total proceeds of $60,000.

The following table provides selected financial data about our company as of February 28, 2009.

                     Balance Sheet Data:           2/28/09
                     -------------------           -------

                     Cash                          $17,984
                     Total assets                  $17,984
                     Total liabilities             $   500
                     Stockholders' equity          $17,484

Our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $17,984 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to cover our expenses for the next 12 months.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through February 28, 2009, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We adopted FAS 157 on September 1, 2008. The adoption did not have a significant impact on our financial statements.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We adopted FAS 159 on September 1, 2008. The adoption did not have a significant impact on our financial statements.

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

On September 12, 2008 Dan Gravelle became our president, secretary and our chief financial officer. Mr. Gravelle is only required to devote a small portion of his time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

On December 1, 2008 Karl Kottmeier resigned as a director of the Company. The sole director of the Company is Dan Gravelle.

At February 28, 2009, we had cash on hand of $17,984, which comprised our total assets. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

As of February 28, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

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

As of February 28, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned in the capacities indicated; thereunto duly authorized on behalf of the registrant, on April 7, 2009.

                                         Zebra Resources Inc., Registrant


                                             /s/ Dan Gravelle
                                             -----------------------------------
                                         By: Dan Gravelle, Sole Director,
                                             Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer