Form 10-Q
period 2009-05-31
Zebra Resources, Inc.
filed 2009-07-08
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,000,000 shares as of July 8, 2009

ITEM 1. FINANCIAL STATEMENTS.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                                 Balance Sheets
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                     May 31,           August 31,
                                                                      2009               2008
                                                                    --------           --------
                                                                   (Unaudited)         (Audited)
                                   ASSETS

CURRENT ASSETS
  Cash                                                              $ 11,774           $ 28,241
  Prepaid                                                              1,676                 --
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                  13,450             28,241
                                                                    --------           --------

TOTAL ASSETS                                                        $ 13,450           $ 28,241
                                                                    ========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITYY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $     --           $  1,976
  Accounts payable and accrued liabilities-related party                 500                 --
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                                500              1,976
                                                                    --------           --------

TOTAL LIABILITIES                                                        500              1,976
                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Common stock
    75,000,000 authorized shares, par value $0.001
    32,000,000 shares issued and outstanding                          32,000             32,000
  Additional paid-in-capital                                          48,000             48,000
  Deficit accumulated during exploration stage                       (67,050)           (53,735)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            12,950             26,265
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 13,450           $ 28,241
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

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                            Statements of Operations
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                     Three Months     Three Months      Nine Months      Nine Months    From Inception
                                        Ended            Ended            Ended            Ended        (July 20, 2006)
                                        May 31,          May 31,          May 31,          May 31,        May 31, to
                                         2009             2008             2009             2008             2009
                                      -----------      -----------      -----------      -----------      -----------
REVENUES
  Revenues                            $        --      $        --      $        --      $        --      $        --
                                      -----------      -----------      -----------      -----------      -----------
Total revenues                                 --               --               --               --               --
                                      -----------      -----------      -----------      -----------      -----------
EXPENSES
  Operating expenses
    Exploration expenses                       --               --               --            7,500           17,500
    General and adminstrative                 560              630            1,460            5,188           14,156
    Rent expense - related party            1,500               --            4,000               --            4,000
    Professional fees                       2,474            2,650            7,855            8,903           31,394
                                      -----------      -----------      -----------      -----------      -----------
      Total operating expenses              4,534            3,280           13,315           21,591           67,050
                                      -----------      -----------      -----------      -----------      -----------

NET LOSS FROM OPERATIONS                   (4,534)          (3,280)         (13,315)         (21,591)         (67,050)
                                      -----------      -----------      -----------      -----------      -----------

      Net loss                        $    (4,534)     $    (3,280)     $   (13,315)     $   (21,591)     $   (67,050)
                                      ===========      ===========      ===========      ===========      ===========

BASIC EARNINGS PER COMMON SHARE             (0.00)           (0.00)           (0.00)           (0.00)
                                      -----------      -----------      -----------      -----------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                    32,000,000       32,000,000       32,000,000       32,000,000
                                      ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                 From Inception (July 20, 2006) to May 31, 2009
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional      During the
                                                Common Shares            Paid In      Development
                                            Number          Amount       Capital         Stage           Total
                                            ------          ------       -------         -----           -----
Balance, July 20, 2006                            --      $     --      $     --       $      --       $     --

Issued for cash at $0.001 per share       20,000,000        20,000            --              --         20,000
 on July 25, 2006

Net loss                                          --            --            --         (18,575)       (18,575)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2006                  20,000,000        20,000            --         (18,575)         1,425

Issued for cash at $0.005 per share       12,000,000        12,000        48,000              --         60,000
 on December 20, 2006

Net loss                                          --            --            --         (15,058)       (15,058)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2007                  32,000,000        32,000        48,000         (33,633)        46,367

Net loss                                          --            --            --         (20,102)       (20,102)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2008                  32,000,000        32,000        48,000         (53,735)        26,265

Net loss for the period                           --            --            --         (13,315)       (13,315)
                                          ----------      --------      --------       ---------       --------

Balance, May 31, 2009 (unaudited)         32,000,000      $ 32,000      $ 48,000       $ (67,050)      $ 12,950
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

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                   Nine Months        Nine Months      From Inception
                                                                     Ended              Ended          (July 20, 2006)
                                                                     May 31,            May 31,          May 31, to
                                                                      2009               2008               2009
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(13,315)          $(21,591)          $(67,050)
  Change in operating assets and liabilities:
    (Decrease) in accounts payable and accrued liabilities            (1,976)            (5,000)                --
    Increase in accounts payable-due to a related party                  500                 --                500
    Decrease (increase) in prepaid                                    (1,676)             7,500             (1,676)
                                                                    --------           --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                          (16,467)           (19,091)           (68,226)
                                                                    --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on sale of common stock                                        --                 --             80,000
                                                                    --------           --------           --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                  --                 --             80,000
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (16,467)           (19,091)            11,774

CASH, BEGINNING OF THE PERIOD                                         28,241             48,867                 --
                                                                    --------           --------           --------

CASH, END OF THE PERIOD                                             $ 11,774           $ 29,776           $ 11,774
                                                                    ========           ========           ========


                 See accompanying notes to financial statements.

                              Zebra Resources Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  May 31, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying Financial Statements of Zebra Resources, Inc. (the "Company") should be read in conjunction with the Company's most recent filing of the Form 10-K which included the financial statements as of August 31, 2008. Significant accounting policies disclosed therein have not changed except as noted below.

In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

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

On December 1, 2008, Karl Kottmeier resigned as a director of the Company.

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

                              Zebra Resources Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  May 31, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

2. DESCRIPTION OF THE BUSINESS AND HISTORY (Continued)

GOING CONCERN - The Company incurred net losses of $67,050 since Inception (July 20, 2006) to May 31, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

                              Zebra Resources Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  May 31, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                              Zebra Resources Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  May 31, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. We are currently evaluating the impact FAS 160 will have on our financial statements.

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

                              Zebra Resources Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  May 31, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165"). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the third quarter of Fiscal 2009 and do not expect it to have a material impact on our consolidated financial statements.

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

As of May 31, 2009, the Company had net operating loss carry-forwards of approximately $67,050 which expire in varying amounts between 2026 and 2028.

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

                              Zebra Resources Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  May 31, 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS

The Company pays Dan Gravelle, the sole officer and director of the Company, rent payments of $500 per month. As of May 31, 2009 the Company showed $500 in rent expense as an account payable to Mr. Gravelle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We incurred operating expenses of $4,534 for the three-month period ended May 31, 2009, consisting entirely of general and administrative expenses. For the three-month period ended May 31, 2008 we incurred operating expenses of $3,280 consisting of general and administrative expenses. Since inception we have incurred $67,050 in operating costs, $17,500 of that amount were net exploration costs.

At May 31, 2009 we had cash on hand of $11,774 and prepaid expenses of $1,676. At the same date our liabilities consisted of $500 in accounts payable.

Cash provided by financing activities from inception through May 31, 2009 was $80,000 resulting from the sale of our common stock to our director who purchased 20,000,000 shares of our common stock at $0.001 per share on July 25, 2006 for $20,000 and 12,000,000 shares of our common stock sold at $0.005 per share pursuant to our SB-2 prospectus offering which was completed on December 20, 2006 for total proceeds of $60,000.

The following table provides selected financial data about our company as of May 31, 2009.

                     Balance Sheet Data:           5/31/09
                     -------------------           -------

                     Cash                          $11,774
                     Total assets                  $13,450
                     Total liabilities             $   500
                     Stockholders' equity          $12,950

Our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $11,774 cash in the bank and $1,676 in prepaid expenses for total assets of $13,450. Management believes that the current cash is sufficient to cover our expenses for the next 12 months.

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

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. We are currently evaluating the impact FAS 160 will have on our financial statements.

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

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165"). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the third quarter of Fiscal 2009 and do not expect it to have a material impact on our consolidated financial statements.

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

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

At May 31, 2009, we had cash on hand of $11,774. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

As of May 31, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

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

As of May 31, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned in the capacities indicated; thereunto duly authorized on behalf of the registrant, on July 8, 2009.

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