Form 10-K
period 2009-08-31
Zebra Resources, Inc.
filed 2009-11-18
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2009

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

                                 (949) 481-5396
                               (Telephone Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 11, 2009, the registrant had 32,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 18, 2009.

                              ZEBRA RESOURCES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        6
Item 2.  Properties                                                          8
Item 3.  Legal Proceedings                                                   9
Item 4.  Submission of Matters to a Vote of Securities Holders               9

                               Part II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
         Matters                                                             9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11
Item 8.  Financial Statements                                               17
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           28
Item 9A. Controls and Procedures                                            28

                              Part III

Item 10. Directors and Executive Officers                                   30
Item 11. Executive Compensation                                             31
Item 12. Security Ownership of Certain Beneficial Owners and Management     32
Item 13. Certain Relationships and Related Transactions                     33
Item 14. Principal Accounting Fees and Services                             33

                               Part IV

Item 15. Exhibits                                                           33

Signatures                                                                  34

                                     PART I

ITEM 1. BUSINESS

THE COMPANY'S HISTORY

Zebra Resources, Inc ("we", "our", "us", the "Company" or "Zebra") was incorporated in Nevada on July 21, 2006. We were an exploration stage company that on July 26, 2006 entered into a Mineral Property Option Agreement ("MPOA") with Cazador Resources Ltd. which grants to Zebra Resources the sole and exclusive right, privilege and option to explore the Astro 2006 claims. During the period ending August 31, 2008, the Company terminated the MPOA and relieved itself from any further obligations thereunder and we ceased our exploration activities. In September 2008, there was a change in management, and we became a development stage company. Accordingly, our financial statements reflect our results in accordance with the disclosure requirements for a development stage company.

THE COMPANY TODAY

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

NUMBER OF EMPLOYEES

We currently have one employee, which is our executive officer, namely, Dan Gravelle. Mr. Gravelle currently devotes 2 - 5 hours per week to company matters. In the future he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and Mr. Gravelle.

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

WE HAVE NO RECENT OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

We currently have no operating business or plans to develop one. We are seeking to enter into a merger or business combination with another operating company. To date, our efforts have been limited to meeting our regulatory filing requirements and searching for a merger target.

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

LIQUIDITY IS LIMITED, AND WE MAY BE UNABLE TO OBTAIN LISTING OF OUR COMMON STOCK ON A MORE LIQUID MARKET.

Our Common Stock is quoted on the OTC Bulletin Board ("OTCBB"), which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

ITEM 2. PROPERTIES

We currently utilize space at the premises of Dan Gravelle, the officer and director of the company, on a month to month basis. In October 2008, we began paying a monthly fee of $500 for the use and occupancy, and administrative services, related to our principle office. The premises are located at 29773 Niguel Road, Suite A, Laguna Niguel, CA. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2009.

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

HOLDERS

As of August 31, 2009, we have 32,000,000 Shares of $0.001 par value common stock issued and outstanding held by 23 shareholders of record.

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

Dan Gravelle is our president, secretary and our chief financial officer. Mr. Gravelle is only required to devote a small portion of his time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

At August 31, 2009, we had cash on hand of $7,419, prepaid expenses of $1,676, for total assets of $9,095. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

EQUIPMENT AND EMPLOYEES

As of August 31, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

OPERATIONAL RESULTS FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

We incurred operating expenses of $17,820 and $20,102 for the years ended August 31, 2009 and 2008, respectively. These expenses consisted of general and administrative expenses and for the year ended August 31, 2008 they also included $2,500 in net exploration costs. Since inception we have incurred $71,555 in operating costs, $17,500 of that amount were net exploration costs.

At August 31, 2009, we had cash on hand of $7,419 and prepaid expenses of $1,676. At the same date our liabilities consisted of $650 in accounts payable and accrued liabilities.

Cash provided by financing activities from inception through August 31, 2009 was $80,000 resulting from the sale of our common stock to our director who purchased 20,000,000 shares of our common stock at $0.001 per share on July 25, 2006 for $20,000 and 12,000,000 shares of our common stock sold at $0.005 per share pursuant to our SB-2 prospectus offering which was completed on December 20, 2006 for total proceeds of $60,000.

The following table provides selected financial data about our company as of August 31, 2009.

                      Balance Sheet Data:           8/31/09
                      -------------------           -------

                      Cash                          $7,419
                      Total assets                  $9,095
                      Total liabilities             $  650
                      Stockholders' equity          $8,445

Our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $7,419 cash in the bank. Management does not believe that the current cash is sufficient to cover our expenses for the next 12 months.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through August 31, 2009, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending November 30, 2009. This will not have an impact on the results of the Company.

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

ITEM 8. FINANCIAL STATEMENTS

                 [LETTERHEAD OF DE JOYA GRIFFITH & COMPANY, LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Zebra Resources, Inc.
Carson City, Nevada

We have audited the accompanying balance sheets of Zebra Resources, Inc. (A Development Stage Company) as of August 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and from inception (July 20, 2006) through August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zebra Resources, Inc. (A Development Stage Company) as of August 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from inception (July 20, 2006) through August 31, 2009 in conformity with generally accepted accounting principles in the United States.

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



/s/ De Joya Griffith & Company, LLC
---------------------------------------------
Henderson, Nevada
November 2, 2009



                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 588-5960 * Facsimile (702) 588-5979

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                                    August 31,         August 31,
                                                                      2009               2008
                                                                    --------           --------
                                                                    (Audited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  7,419           $ 28,241
  Prepaid                                                              1,676                 --
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                   9,095             28,241
                                                                    --------           --------

TOTAL ASSETS                                                        $  9,095           $ 28,241
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $    150           $  1,976
  Accounts payable- related party                                        500                 --
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                                650              1,976
                                                                    --------           --------

TOTAL LIABILITIES                                                        650              1,976
                                                                    --------           --------
STOCKHOLDERS' EQUITY
  Common stock
    75,000,000 authorized shares, par value $0.001
    32,000,000 shares issued and outstanding                          32,000             32,000
  Additional paid-in-capital                                          48,000             48,000
  Deficit accumulated during exploration stage                       (71,555)           (53,735)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             8,445             26,265
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  9,095           $ 28,241
                                                                    ========           ========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                            (Stated in U.S. Dollars)

                                                                                 From Inception
                                               Twelve Months Ended             (July 20, 2006) to
                                                    August 31,                     August 31,
                                           2009                   2008                2009
                                       ------------           ------------        ------------
                                         (audited)              (audited)           (audited)
REVENUES
  Revenues                             $         --           $         --        $         --
                                       ------------           ------------        ------------
Total revenues                                   --                     --                  --
                                       ------------           ------------        ------------
EXPENSES
  Operating expenses
    Exploration expenses                         --                  2,500              17,500
    General and adminstrative                 2,165                  5,573              14,861
    Rent expenses - related party             5,500                     --               5,500
    Professional fees                        10,155                 12,029              33,694
                                       ------------           ------------        ------------
      Total operating expenses               17,820                 20,102              71,555
                                       ------------           ------------        ------------

NET LOSS FROM OPERATIONS                    (17,820)               (20,102)            (71,555)
                                       ------------           ------------        ------------

Net loss                               $    (17,820)          $    (20,102)       $    (71,555)
                                       ============           ============        ============

BASIC EARNINGS PER COMMON SHARE               (0.00)                 (0.00)
                                       ------------           ------------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      32,000,000             32,000,000
                                       ============           ============


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
                From Inception (July 20, 2006) to August 31, 2009
                            (Stated in U.S. Dollars)
                                    (audited)

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional      During the
                                                Common Shares            Paid In      Development
                                            Number          Amount       Capital         Stage           Total
                                            ------          ------       -------         -----           -----
Balance, July 20, 2006                            --      $     --      $     --       $      --       $     --

Issued for cash at $0.001 per share       20,000,000        20,000            --              --         20,000
 on July 25, 2006

Net loss                                          --            --            --         (18,575)       (18,575)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2006                  20,000,000        20,000            --         (18,575)         1,425

Issued for cash at $0.005 per share       12,000,000        12,000        48,000              --         60,000
 on December 20, 2006

Net loss                                          --            --            --         (15,058)       (15,058)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2007                  32,000,000        32,000        48,000         (33,633)        46,367

Net loss                                          --            --            --         (20,102)       (20,102)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2008                  32,000,000        32,000        48,000         (53,735)        26,265

Net loss                                          --            --            --         (17,820)       (17,820)
                                          ----------      --------      --------       ---------       --------

Balance, August 31, 2009                  32,000,000      $ 32,000      $ 48,000       $ (71,555)      $  8,445
                                          ==========      ========      ========       =========       ========


                See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)

                                                                     Twelve Months     Twelve Months      From Inception
                                                                         Ended             Ended        (July 20, 2006) to
                                                                       August 31,        August 31,         August 31,
                                                                         2009              2008               2009
                                                                       --------          --------           --------
                                                                       (Audited)         (Audited)          (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(17,820)         $(20,102)          $(71,555)
  Change in operating assets and liabilities:
    Increase (decrease) in accounts payable and accrued liabilities      (1,826)           (8,024)               150
    Increase in accounts payable- due to a related party                    500                --                500
    Decrease (increase) in prepaid                                       (1,676)            7,500             (1,676)
                                                                       --------          --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                             (20,822)          (20,626)           (72,581)
                                                                       --------          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds on sale of common stock                                      --                --             80,000
                                                                       --------          --------           --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                     --                --             80,000
                                                                       --------          --------           --------

NET INCREASE (DECREASE) IN CASH                                         (20,822)          (20,626)             7,419

CASH, BEGINNING OF THE PERIOD                                            28,241            48,867                 --
                                                                       --------          --------           --------

CASH, END OF THE PERIOD                                                $  7,419          $ 28,241           $  7,419
                                                                       ========          ========           ========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 August 31, 2009
                                    (Audited)
                           (Expressed in U.S. Dollars)


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

GOING CONCERN - The Company incurred net losses of $71,555 since Inception (July 20, 2006) to August 31, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 August 31, 2009
                                    (Audited)
                           (Expressed in U.S. Dollars)


1. DESCRIPTION OF THE BUSINESS AND HISTORY (Continued)

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 August 31, 2009
                                    (Audited)
                           (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amount and estimated fair values of the Company's financial instruments approximated their fair value due to their short-term nature.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through August 31, 2008, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

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

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 August 31, 2009
                                    (Audited)
                           (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 August 31, 2009
                                    (Audited)
                           (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending August 31, 2010. This will not have an impact on the results of the Company.

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

As of August 31, 2009, the Company had net operating loss carry-forwards of approximately $71,555 which expire in varying amounts between 2026 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 August 31, 2009
                                    (Audited)
                           (Expressed in U.S. Dollars)


4. INCOME TAXES (continued)

deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

                                                    2009                2008
                                                  --------            --------

Federal net operating  loss carryforward          $ 71,555            $ 53,735

                                                    2009                2008
                                                  --------            --------
Deferred Tax Assets:
  Net operating loss carryforward                   25,044              18,807

Less: Valuation allowance                          (25,044)            (18,807)
                                                  --------            --------

Net Deferred Tax Assets:                          $     --            $     --
                                                  ========            ========

                                                    2009                2008
                                                  --------            --------
Effective Tax Rate Reconciliation:
  Federal statutory tax rate                         -35.0%              -35.0%
  Change in valuation allowance                       35.0%               35.0%
                                                  --------            --------

Effective tax rate:                                    0.0%                0.0%
                                                  ========            ========

5. RELATED PARTY TRANSACTIONS

The Company pays Dan Gravelle, the sole officer and director of the Company, rent payments of $500 per month. As of August 31, 2009, the Company showed $500 in rent expense as an account payable to Mr. Gravelle.

6. SUBSEQUENT EVENTS

Management evaluated all activity of the Company through November 18, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The director and officer of Zebra Resources Inc., whose one year term will expire 8/01/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address           Age      Position    Date First Elected    Term Expires
--------------           ---      --------    ------------------    ------------

Dan Gravelle             39       President,        9/12/08           8/01/10
29773 Niguel Road                 Treasurer,
Suite A                           CFO, CEO &
Laguna Niguel, CA  92677          Director

The foregoing person is promoters of Zebra Resources, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

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

RESUME

DAN GRAVELLE

Mr. Gravelle graduated from Merrimack College in North Andover, Massachusetts in 1993 with a Bachelor of Science in Business Administration with a major in Marketing and a minor in French. He was also a four year lettermen and All-Star in NCAA Division 1 College Ice Hockey and was drafted by the Chicago Blackhawks of the National Hockey League. He subsequently played over 10 years of professional hockey in North America and Europe. Mr. Gravelle was also a successful entrepreneur in business during his playing career running several hockey schools and clinics, coaching and working as an independent Player/Agent. Mr. Gravelle spent several years in sales and marketing after his hockey playing career including a sales position as a Lumber Broker for Sitka Forest Products before joining the Financial Media Group as a Senior Analyst/Sales Executive. In 2007 Mr. Gravelle founded Goal Capital, LLC, an Investor Relations company based out of Laguna Niguel, California, his current position with the company is President and CEO.

CODE OF ETHICS

We do not currently have a code of ethics. Because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised solely of Mr. Dan Gravelle.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Dan Gravelle    2009     0          0          0            0          0             0            0          0
CEO,            2008     0          0          0            0          0             0            0          0
President,
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Zebra Resources' voting securities by officers, directors as of the date of this report:

     Name and Address of                 No. of            Percentage
      Beneficial Owner                   Shares           of Ownership
      ----------------                   ------           ------------

     Dan Gravelle                          0                    0%
     29773 Niguel Road
     Suite A
     Laguna Niguel, CA  92677

     All Officers and
      Directors as a Group                 0                    0%

----------
(1) The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

The following table sets forth information on the ownership of Zebra Resources' voting securities by all those who own beneficially more than five percent of our common stock as of the date of this report:

     Name and Address of                 No. of            Percentage
      Beneficial Owner                   Shares           of Ownership:
      ----------------                   ------           -------------

     Karl Kottmeier                    20,000,000              62%
     802-700 West Pender St
     Vancouver, BC
     Canada V6C 1G8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 26, 2006, a total of 20,000,000 shares of Common Stock were issued to Mr. Kottmeier, a director of the company at that time, in exchange for $20,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by a former director of the Company. (See "Principal Stockholders".)

We do not currently have any conflicts of interest by or among our current officer, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $9,000 for tax services were $Nil and for other services were $Nil during the year ended August 31, 2009.

The total fees charged to the company for audit services were $10,000, for tax services were $Nil and for other services were $Nil during the year ended August 31, 2008.

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

November 18, 2009                        Zebra Resources Inc., Registrant


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