Form 10-Q
period 2009-11-30
Zebra Resources, Inc.
filed 2010-01-12
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

                                 (949) 481-5396
                     (Telephone number, including area code)

                         Resident Agents of Nevada, Inc.
                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
                                 (775) 882 4641
            (Name, address and telephone number of agent for service)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,000,000 shares as of January 12, 2010

ITEM 1. FINANCIAL STATEMENTS

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                   November 30,        August 31,
                                                                      2009               2009
                                                                    --------           --------
                                                                   (Unaudited)         (Audited)
                                   ASSETS

CURRENT ASSETS
  Cash                                                              $  3,536           $  7,419
  Prepaid                                                              1,676              1,676
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                   5,212              9,095
                                                                    --------           --------

TOTAL ASSETS                                                        $  5,212           $  9,095
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $     --           $    150
  Accounts payable - related party                                     2,000                500
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                              2,000                650
                                                                    --------           --------

TOTAL LIABILITIES                                                      2,000                650
                                                                    --------           --------

STOCKHOLDERS' EQUITY
  Common stock
    75,000,000 authorized shares, par value $0.001
    32,000,000 shares issued and outstanding                          32,000             32,000
  Additional paid-in-capital                                          48,000             48,000
  Deficit accumulated during exploration stage                       (76,788)           (71,555)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                             3,212              8,445
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  5,212           $  9,095
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

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                            Statements of Operations
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                           Three Months           Three Months          From Inception
                                              Ended                  Ended            (July 20, 2006) to
                                           November 30,           November 30,           November 30,
                                               2009                   2008                   2009
                                           ------------           ------------           ------------
                                            Unaudited              Unaudited              Unaudited
REVENUES
  Revenues                                 $         --           $         --           $         --
                                           ------------           ------------           ------------
Total revenues                                       --                     --                     --
                                           ------------           ------------           ------------
EXPENSES
  Operating expenses
    Exploration expenses                             --                     --                 17,500
    General and administrative                      733                  1,080                 15,594
    Rent expenses - related party                 1,500                     --                  7,000
    Professional fees                             3,000                  3,150                 36,694
                                           ------------           ------------           ------------
      Total operating expenses                    5,233                  4,230                 76,788
                                           ------------           ------------           ------------

NET LOSS FROM OPERATIONS                         (5,233)                (4,230)               (76,788)
                                           ------------           ------------           ------------

Net loss                                   $     (5,233)          $     (4,230)          $    (76,788)
                                           ============           ============           ============

BASIC EARNINGS PER COMMON SHARE                   (0.00)                 (0.00)
                                           ------------           ------------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING-BASIC                    32,000,000             32,000,000
                                           ============           ============


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
               From Inception (July 20, 2006) to November 30, 2009
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional      During the
                                                Common Shares            Paid In      Development
                                            Number          Amount       Capital         Stage           Total
                                            ------          ------       -------         -----           -----
Balance, July 20, 2006                            --      $     --      $     --       $      --       $     --

Issued for cash at $0.001 per share       20,000,000        20,000            --              --         20,000
 on July 25, 2006

Net loss                                          --            --            --         (18,575)       (18,575)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2006                  20,000,000        20,000            --         (18,575)         1,425

Issued for cash at $0.005 per share       12,000,000        12,000        48,000              --         60,000
 on December 20, 2006

Net loss                                          --            --            --         (15,058)       (15,058)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2007                  32,000,000        32,000        48,000         (33,633)        46,367

Net loss                                          --            --            --         (20,102)       (20,102)
                                          ----------      --------      --------       ---------       --------
Balance, August 31, 2008                  32,000,000        32,000        48,000         (53,735)        26,265

Net loss                                          --            --            --         (17,820)       (17,820)
                                          ----------      --------      --------       ---------       --------

Balance, August 31, 2009                  32,000,000        32,000        48,000         (71,555)         8,445

Net loss                                          --            --            --          (5,233)        (5,233)
                                          ----------      --------      --------       ---------       --------

Balance, November 30, 2009 (unaudited)    32,000,000      $ 32,000      $ 48,000       $ (76,788)      $  3,212
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

                              ZEBRA RESOURCES INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                             Three Months       Three Months      From Inception
                                                                Ended              Ended        (July 20, 2006) to
                                                             November 30,       November 30,       November 30,
                                                                 2009               2008               2009
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (5,233)          $ (4,230)          $(76,788)
  Change in operating assets and liabilities:
    (Decrease) in accounts payable and accrued liabilities         (150)            (1,826)                --
    Increase in accounts payable-due to a related party           1,500                 --              2,000
    Decrease (increase) in prepaid                                   --                 --             (1,676)
                                                               --------           --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                      (3,883)            (6,056)           (76,464)
                                                               --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on sale of common stock                                   --                 --             80,000
                                                               --------           --------           --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                             --                 --             80,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                  (3,883)            (6,056)             3,536

CASH, BEGINNING OF THE PERIOD                                     7,419             28,241                 --
                                                               --------           --------           --------

CASH, END OF THE PERIOD                                        $  3,536           $ 22,185           $  3,536
                                                               ========           ========           ========


                 See accompanying notes to financial statements.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying financial statements of Zebra Resources, Inc. (the "Company") should be read in conjunction with the Company's most recent filing of the Form 10-K which included the financial statements as of August 31, 2009. Significant accounting policies disclosed therein have not changed except as noted below.

In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2009 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements.

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

On December 1, 2008, Karl Kotmeier resigned as a director of the Company.

On November 30, 2009, we appointed Mr. Peter Jenks as a member of our board of directors.

Our board of directors is  comprised of Mr. Dan Gravelle and Mr. Peter Jenks.

THE COMPANY TODAY - The Company is currently a development stage company reporting under Statement on Financial Accounting Standards Accounting Standards Codification (FASB ASC 915-205) "Development-Stage Entities"

Since September 12, 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

GOING CONCERN - The Company has incurred net losses of $76,788 since Inception (July 20, 2006) to November 30, 2009 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

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

INCOME TAXES - The Company accounts for its income taxes in accordance with FASB ASC 740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company has a net operating loss carry-forward to be used in future years. The Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS - FASB ASC 825 "Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amount and estimated fair values of the Company's financial instruments approximated their fair value due to their short-term nature.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with FASB ASC 205 "Earnings per Share". Under the provisions of FASB ASC 205, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through August 31, 2008, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities that Calculate Net Assets Value per Share (or its Equivalent), ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

4. STOCKHOLDERS' EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

Effective July 25, 2006, the Company issued 20,000,000 to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $20,000.

                              ZEBRA RESOURCES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                November 30 2009
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

4. STOCKHOLDERS' EQUITY (continued)

Effective December 20, 2006, the Company issued 12,000,000 shares of the Company's common stock pursuant to the Company's SB-2 prospectus offering at $0.005 per share for total proceeds of $60,000.

5. RELATED PARTY TRANSACTIONS

The Company pays Dan Gravelle, the sole officer and director of the Company, rent payments of $500 per month. As of November 30, 2009, the Company showed $2,000 in rent expense as an account payable to Mr. Gravelle.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 5, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We incurred operating expenses of $5,233 for the three-month period ended November 30, 2009, consisting entirely of general and administrative expenses, rent and professional fees. For the three-month period ended November 30, 2008 we incurred operating expenses of $4,230 consisting of general and administrative expenses and professional fees. Since inception we have incurred $76,788 in operating costs, $17,500 of that amount were net exploration costs.

At November 30, 2009 we had cash on hand of $3,536 and prepaid expenses of $1,676. At the same date our liabilities consisted of $2,000 in accounts payable - related party.

Cash provided by financing activities from inception through November 30, 2009 was $80,000 resulting from the sale of our common stock to our director who purchased 20,000,000 shares of our common stock at $0.001 per share on July 25, 2006 for $20,000 and 12,000,000 shares of our common stock sold at $0.005 per share pursuant to our SB-2 prospectus offering which was completed on December 20, 2006 for total proceeds of $60,000.

The following table provides selected financial data about our company as of November 30, 2009.

                      Balance Sheet Data:          11/30/09
                      -------------------          --------

                      Cash                          $3,536
                      Total assets                  $5,212
                      Total liabilities             $2,000
                      Stockholders' equity          $3,212

Our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $3,536 cash in the bank. Management does not believe that the current cash is sufficient to cover our expenses for the next 12 months.

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

INCOME TAXES - The Company accounts for its income taxes in accordance with FASB ASC 740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company has a net operating loss carry-forward to be used in future years. The Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

FAIR VALUE OF FINANCIAL INSTRUMENTS - FASB ASC 825 "Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amount and estimated fair values of the Company's financial instruments approximated their fair value due to their short-term nature.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with FASB ASC 205 "Earnings per Share". Under the provisions of FASB ASC 205, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through August 31, 2008, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

NEW ACCOUNTING PRONOUNCEMENTS - Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-12 (ASC Topic 820), Investments in Certain Entities that Calculate Net Assets Value per Share (or its Equivalent), ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

At November 30, 2009, we had cash on hand of $3,536. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.

As of November 30, 2009, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

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

As of November 30, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned in the capacities indicated; thereunto duly authorized on behalf of the registrant, on January 12, 2010.

                                    Zebra Resources Inc., Registrant


                                        /s/ Dan Gravelle
                                        ----------------------------------------
                                    By: Dan Gravelle, Sole Director,
                                        Chief Executive Officer,
                                        Chief Financial Officer, and
                                        Principal Accounting Officer