Form 10-Q
period 2010-02-28
American Paramount Gold Corp.
filed 2010-04-14
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number: 333-138148

                          AMERICAN PARAMOUNT GOLD CORP
             (Exact name of registrant as specified in its charter)

           Nevada                                                 20-5243308
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               29773 Niguel Road, Suite A, Laguna Niguel, CA 92677 (Address of principal executive offices) (Zip Code)

                               Tel: (949) 481-5396
              (Registrant's telephone number, including area code)

                              ZEBRA RESOURCES, INC
              (Former name, former address and former fiscal year,
                          if changed since last report

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,000,000 shares of common stock are issued and outstanding as of February 28, 2010.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS .............................................    3

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS ...............................   15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......   19

ITEM 4T. CONTROLS AND PROCEDURES ..........................................   20

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDIGNS .................................................   21

ITEM 1A. RISK FACTORS .....................................................   21

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ......   23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..................................   23

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   23

ITEM 5.  OTHER INFORMATION ................................................   23

ITEM 6.  EXHIBITS .........................................................   23

SIGNATURES ................................................................   24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                             February 28,        August 31,
                                                                2010               2009
                                                              --------           --------
                                                             (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                        $  1,419           $  7,419
  Prepaid                                                           --              1,676
                                                              --------           --------
TOTAL CURRENT ASSETS                                             1,419              9,095
                                                              --------           --------

TOTAL ASSETS                                                  $  1,419           $  9,095
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $  8,313           $    150
  Accounts payable - related party                               2,000                500
                                                              --------           --------
TOTAL CURRENT LIABILITIES                                       10,313                650
                                                              --------           --------

TOTAL LIABILITIES                                               10,313                650
                                                              --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
    150,000,000 authorized shares, par value $0.001
    64,000,000 shares issued and outstanding                    64,000             64,000
  Additional paid-in-capital                                    16,000             16,000
  Deficit accumulated during development stage                 (88,894)           (71,555)
                                                              --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (8,894)             8,445
                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  1,419           $  9,095
                                                              ========           ========


                 See accompanying notes to financial statements.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                            Statements of Operations
                            (Stated in U.S. Dollars)

                                                                                         From Inception
                                         Six Months Ended       Six Months Ended        (July 20, 2006)
                                            February 28,           February 28,         February 28, to
                                               2010                   2009                   2010
                                           ------------           ------------           ------------
REVENUES
  Revenues                                 $         --           $         --           $         --
                                           ------------           ------------           ------------
Total revenues                                       --                     --                     --
                                           ------------           ------------           ------------
EXPENSES
  Operating expenses
  Exploration expenses                               --                     --                 17,500
  General and adminstrative                       1,460                    981                 16,321
  Rent Expenses - related party                   3,000                  2,500                  8,500
  Professional fees                              12,879                  5,300                 46,573
                                           ------------           ------------           ------------
      Total operating expenses                   17,339                  8,781                 88,894
                                           ------------           ------------           ------------

Net loss from operations                        (17,339)                (8,781)               (88,894)
                                           ------------           ------------           ------------

      Net loss                             $    (17,339)          $     (8,781)          $    (88,894)
                                           ============           ============           ============

BASIC EARNINGS PER COMMON SHARE                   (0.00)                 (0.00)
                                           ------------           ------------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          64,000,000             64,000,000
                                           ============           ============


                 See accompanying notes to financial statements.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
               From Inception (July 20, 2006) to February 28, 2010
                            (Stated in U.S. Dollars)

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional      During the
                                                Common Shares            Paid In      Development
                                            Number          Amount       Capital         Stage         Total
                                            ------          ------       -------         -----         -----
Balance, July 20, 2006                           --        $     --     $     --      $      --       $     --

Issued for cash at $0.001 per share      40,000,000          40,000      (20,000)            --         20,000
 on July 25, 2006

Net loss                                         --              --           --        (18,575)       (18,575)
                                         ----------        --------     --------      ---------       --------
Balance, August 31, 2006                 40,000,000          40,000      (20,000)       (18,575)         1,425

Issued for cash at $0.005 per share      24,000,000          24,000       36,000             --         60,000
 on December 20, 2006

Net loss                                         --              --           --        (15,058)       (15,058)
                                         ----------        --------     --------      ---------       --------
Balance, August 31, 2007                 64,000,000          64,000       16,000        (33,633)        46,367

Net loss                                         --              --           --        (20,102)       (20,102)
                                         ----------        --------     --------      ---------       --------
Balance, August 31, 2008                 64,000,000          64,000       16,000        (53,735)        26,265

Net loss                                         --              --           --        (17,820)       (17,820)
                                         ----------        --------     --------      ---------       --------
Balance, August 31, 2009                 64,000,000          64,000       16,000        (71,555)         8,445

Net loss                                         --              --           --        (17,339)       (17,339)
                                         ----------        --------     --------      ---------       --------

Balance, February 28, 2010 (unaudited)   64,000,000        $ 64,000     $ 16,000      $ (88,894)      $ (8,894)
                                         ==========        ========     ========      =========       ========


                See accompanying notes to financial statements.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)

                                                                                                            From Inception
                                                                 Six Months Ended     Six Months Ended      (July 20, 2006)
                                                                    February 28,         February 28,       February 28, to
                                                                       2010                 2009                 2010
                                                                     --------             --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(17,339)            $ (8,781)            $(88,894)
  Change in operating assets and liabilities:
    Increase decrease in accounts payable and accrued liabilities       8,163               (1,976)               8,313
    Increase in accounts payable-due to a related party                 1,500                  500                2,000
    Decrease in prepaids                                                1,676                   --                   --
                                                                     --------             --------             --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                            (6,000)             (10,257)             (78,581)
                                                                     --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on sale of common stock                                         --                   --               80,000
                                                                     --------             --------             --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                   --                   --               80,000
                                                                     --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                        (6,000)             (10,257)               1,419

CASH, BEGINNING OF THE PERIOD                                           7,419               28,241                   --
                                                                     --------             --------             --------

CASH, END OF THE PERIOD                                              $  1,419             $ 17,984             $  1,419
                                                                     ========             ========             ========


                 See accompanying notes to financial statements.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


1. BASIS OF PRESENTATION

The accompanying financial statements of Zebra Resources, Inc. (the "Company) should be read in conjunction with the Company's most recent filing of the Form 10-K which included the financial statements as of November 30, 2009. Significant accounting policies disclosed therein have not changed except as noted below.

In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2010 and the results of operation, stockholders' equity (deficit) and cash flows presented herein have been included in financial statements.

2. DESCRIPTION OF THE BUSINESS AND HISTORY

DESCRIPTION OF THE BUSINESS AND HISTORY - Zebra Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Zebra Resources") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired a mineral claims option located in the Province of British Columbia, Canada during the period ending August 31, 2006 for $15,000. The Company entered into a Mineral Property Options Agreement (the "MPOA") with a private British Columbia company, whereby the Company obtained an option to acquire mineral claims known as "Astro 2006" located in British Columbia. During the period ending August 31, 2009, the Company terminated the MPOA and relieved itself from any further obligations thereunder.

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

Our board of directors is now comprised of Dan Gravelle and Mr. Peter Jenks.

On February 26, 2010, Monaco Capital Inc. acquired a controlling interested in our company by purchasing 20,000,000 shares of our common stock in a private transaction.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


2. DESCRIPTION OF THE BUSINESS AND HISTORY (Continued)

On March 17, 2010, the Company filed a Plan of Merger, Merger Agreement and Certificate of Change with the Nevada Secretary of State to affect a forward stock split of its common shares on a 2 new for 1 old basis and to change its name to American Paramount Gold Corp.

THE COMPANY TODAY - The Company is currently a development stage company reporting under the provisions of Statement on Financial Accounting Standards Accounting Standards Codification (FASB ASC 915-205) "Development-Stage Entities"

Since September 12, 2008, our purpose has been to serve as a vehicle to acquire an operating business and we are currently considered a "shell" company inasmuch as we are not generating revenues, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified operating company or business. We have no employees and no material assets.

GOING CONCERN - The Company incurred net losses of $88,894 since Inception (July 20, 2006) to February 28, 2010 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The  ability of the  Company to  continue  as a going  concern is  dependent  on additional  sources  of  capital  and the  success of the  Company's  plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amount and classification of liabilities that might result from this uncertainty.

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

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with FASB ASC 205 "Earnings per Share". Under the provisions of FASB ASC 205 "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 20, 2006 (Date of Inception) through February 28, 2010, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not recorded any stock-based compensation to date.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS - In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010- 08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions. This amendment to Topic 958 has occurred as a result of the issuance of FAS 164. The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a 2. material effect on the financial position, results of operations or cash flows of the Company.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics--Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities--Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

combined  unit and will be separated  in more  circumstances  under  existing US
GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

4. STOCKHOLDERS' EQUITY

The Company has 150,000,000 shares authorized with a par value of $0.001 per share.

Effective July 25, 2006, the Company issued 40,000,000 to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.0005 per share for total proceeds of $20,000. Effective February 26, 2010, all of these shares were sold by the founding director in a private transaction.

Effective December 20, 2006, the Company issued 24,000,000 shares of the Company's common stock pursuant to the Company's SB-2 prospectus offering at $0.00025 per share for total proceeds of $60,000.

On March 22, 2010, the Company put into effect a stock split of the outstanding shares of its common stock, with a par value of $0.001 per share ("Common Stock"), on the basis of two (2) new shares of Common Stock for every 1 share of Common Stock outstanding. All references in these financial statements and notes to financial statements to number of shares, price per share and weighted average number of shares outstanding of Common Stock prior to this stock split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)
                           (Expressed in U.S. Dollars)


5. RELATED PARTY TRANSACTIONS

The Company pays Dan Gravelle, the sole officer and director of the Company, rent payments of $500 per month. As of February 28, 2010, the Company showed $2,000 in rent expense as an account payable to Mr. Gravelle.

6. SUBSEQUENT EVENTS

Subsequent to February 28, 2010, the Company, on March 22, 2010, adopted a stock option plan known as the 2010 Equity Compensation Plan which provides for the issuance of up to 5,000,000 stock options. The Company has not granted any stock options under the plan.

Subsequent to February 28, 2010, the Company, on March 17, 2010 filed a Plan of Merger, Merger Agreement and Certificate of Change with the Nevada Secretary of State to affect a forward stock split of its common shares on a 2 new for 1 old basis and to change its name to American Paramount Gold Corp. These changes were approved by FINRA effective April 12, 2009.

The Company has evaluated subsequent events through April 9, 2010, the date which the financial statements were available to be issued. The Company has determined that there are no additional events that warrant disclosure or recognition in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "company", "we", "us", "our" and "Zebra Resources" mean Zebra Resources Inc., unless otherwise indicated.

CORPORATE OVERVIEW

We were incorporated in the State of Nevada on July 21, 2006. On September 12, 2008, Dan Gravelle became our president, secretary and our chief financial officer. Mr. Gravelle is only required to devote a small portion of his time (less than 10%) to our affairs on a part-time or as-needed basis. No regular compensation has, in the past, nor is anticipated in the future, to be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities. On December 1, 2008, Karl Kottmeier resigned as a director of the company. On November 30, 2009, we appointed Mr. Peter Jenks as a member of our board of directors. Our board of directors is now comprised of Dan Gravelle and Mr. Peter Jenks.

PLAN OF OPERATIONS AND CASH REQUIREMENTS OVER THE NEXT 12 MONTHS

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

As of February 28, 2010, we had no operating business, no equipment, and no employees.

During the next twelve months we anticipate incurring costs related to:

     (i)  filing of Exchange Act reports, and
     (ii) costs relating to identifying and consummating a transaction with a Merger Target.

At February 28, 2010, we had cash on hand of $1,419. Since we have no revenue, plans to generate any revenue, or sufficient funds to meet our plan of operation over the next 12 months, will need to obtain financing.

While we believe we will be able to meet our cash requirements over the next 12 months through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

LIQUIDITY AND CAPITAL RESOURCES

The table below shows our working capital position at both February 28, 2010 and our August 31, 2009 year-end:

                                                February 28,          August 31,
                                                   2010                 2009
                                                 --------             --------
Current Assets                                   $  1,419             $  9,095
Current Liabilities                               (10,313)                (650)
Working Capital (Deficiency)                     $ (8,894)            $  8,445

Our working capital decreased by $17,339 during the six months ended February 28, 2010 primarily due to legal, audit, and accounting expenses in addition to the accrual of management overhead expenses.

The table below shows changes in our cash position for the three months ended February 28, 2010 and 2008:

                                                 Three Months Ended February 28,
                                                   2010                 2009
                                                 --------             --------
CASH FLOWS
  Net cash used in Operating Activities          $ (6,000)            $(10,257)
  Net cash used in Investing Activities                --                   --
  Net cash provided by Financing Activities            --                   --
  Increase (decrease) in cash for the period     $ (6,000)            $(10,257)
  Cash (Overdraft), beginning of period             7,419               28,241
                                                 --------             --------
  Cash, end of period                            $  1,419             $ 17,984
                                                 ========             ========

During the three months ended February 28, 2010, our cash position decreased by $6,000 compared to a decrease of $10,257 in the February 28, 2009 period primarily due to legal, audit, and accounting expenses in addition to the accrual of management overhead expenses.

RESULTS OF OPERATION

The summary of our results of operations below should be read in conjunction with our unaudited interim financial statements for the three months ended February 28, 2010 included herein.

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have consummate a transaction with a Merger Target.

EXPENSES

The table below shows our operating results for the six months ended February 28, 2010:

                                                  Six Months Ended February 28
                                                   2010                 2009
                                                 --------             --------
Operating Expenses
  Exploration expenses                           $     --             $     --
  Rent - related party                             (3,000)              (2,500)
  Professional Fees                               (12,879)              (5,300)
  General and administration                       (1,461)                (981)
                                                 --------             --------
Net Loss for the Period                          $(17,339)            $ (8,781)
                                                 ========             ========

Our operating expenses, and net loss, for the six months ended February 28, 2010 increased by $8,558 compared to the same period in 2008 primarily due to legal, audit, and accounting expenses in addition to the accrual of management overhead expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

The audited financial statements included in our annual report on Form 10-K were prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon: (i) the continued financial support from our shareholders; (ii) the ability of our company to continue raising necessary equity or debt financing to achieve its operating objectives; and (iii) the eventual attainment of profitable operations. As at February 28, 2010, our company has a working capital deficiency of $8,894 and has accumulated losses of $88,894 since inception.

Our independent auditors included an explanatory paragraph in their annual report on our financial statements for the year ended August 31, 2009 regarding concerns about our ability to continue as a going concern. In addition, our year-end financial statements contain further note disclosures in this regard. The continuation of our business plan is dependent upon our ability to continue raising sufficient new capital from equity or debt markets in order to fund our on-going operating losses. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

YEAR END

Our year end is August 31.

BASIS OF PRESENTATION

The unaudited interim financial statements of Zebra Resources Inc. have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009 included in our Annual Report on From 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with the financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by us may differ materially from our estimates. To the extent there are material differences, future results may be affected.

LONG-LIVED ASSETS

In accordance with FASB ASC 360, "Property, Plant, and Equipment", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

CASH AND CASH EQUIVALENTS

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

NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with FASB ASC 205 "Earnings per Share". Under the provisions of FASB ASC 205, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 21, 2006 (date of incorporation) through February 28, 2010, the company had no potentially dilutive securities.

STOCK-BASED COMPENSATION

No stock-based compensation has been recorded to date for stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

Other than as described below, no new accounting pronouncement issued or effective during the fiscal period has had or is expected to have a material impact on the consolidated financial statements.

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

BUSINESS COMBINATIONS

In December 2007, there was new guidance issued on business combinations. The guidance revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies, the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post acquisition exit activities of acquired businesses. The new guidance will be effective for us beginning September 1, 2009 primarily affecting the accounting for subsequent acquisitions. Management does not believe the adoption of the new guidance will have a material effect on the financial position, results of operations or cash flows of the company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, we are required to maintain and our management is required to evaluate the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act). Our management with the participation of our principal executive officer and principal financial officer evaluated the effectiveness our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q. Based on this evaluation, our management determined that our company's disclosure controls and procedures were not effective as of February 28, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

CERTIFICATIONS

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

In addition to other information in this current report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY

BECAUSE WE MAY NEVER EARN REVENUES FROM OUR OPERATIONS, OUR BUSINESS MAY FAIL AND THEN INVESTORS MAY LOSE ALL OF THEIR INVESTMENT IN OUR COMPANY.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

WE HAVE HAD A HISTORY OF LOSSES AND NO REVENUE, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have incurred aggregate net losses of $88,894 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern. We will not be able to generate significant revenues in the future and our management expects acquisitions and exploration expenditures and operating expenses to increase substantially over the next 12 months. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

RISKS ASSOCIATED WITH OUR COMMON STOCK

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority ("FINRA"). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock
Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On February 26, 2010, Monaco Capital Inc. acquired a controlling interested in our company by purchasing 20,000,000 shares of our common stock in a private transaction.

On March 22, 2010, we adopted a stock option plan known as the 2010 Equity Compensation Plan which provides for the issuance of up to 5,000,000 stock options. We have not granted any stock options under the plan.

On March 17, 2010, we filed a Plan of Merger, Merger Agreement and Certificate of Change with the Nevada Secretary of State to affect a forward stock split of its common shares on a 2 new for 1 old basis and to change our name to American Paramount Gold Corp ( New Symbol APGA). These changes were made effective by FINRA on April 12, 2009.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.                              Description
-----------                              -----------
(3)            ARTICLES OF INCORPORATION AND BY-LAWS
3.1            Articles  of  Incorporation   (attached  as  an  exhibit  to  our
               Registration Statement on Form SB-2, filed on October 23, 2006)
3.2 Bylaws (attached as an exhibit to our Registration Statement on Form SB-2, filed on October 23, 2006)

(31)           SECTION 302 CERTIFICATION
31.1*          Certification Statement of Principal Executive Officer
31.2*          Certification Statement of Principal Financial Officer

(32)           SECTION 906 CERTIFICATION
32.1*          Certification Statement of Principal Executive Officer
32.2*          Certification Statement of Principal Financial Officer

----------
* filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with
Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PARAMOUNT GOLD CORP


/s/ Dan Gravelle
--------------------------------------------------
Dan Gravelle
President, Secretary, CFO and Director
Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer

Dated: April 12, 2009