Form 10-Q
period 2010-05-31
American Paramount Gold Corp.
filed 2010-07-15
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended May 31, 2010

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

                       Commission File Number: 333-138148

                          AMERICAN PARAMOUNT GOLD CORP
             (Exact name of registrant as specified in its charter)

           Nevada                                                 20-5243308
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

50 West Liberty Street, Suite 880, Reno, NV                         89501
  (Address of principal executive offices)                        (Zip Code)

                                  949.481.5396
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

64,000,000 common shares issued and outstanding as of July 13, 2010

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and nine month periods ended May 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with our audited financial statements and the 10-K for the year ended August 31, 2009.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                               May 31,           August 31,
                                                                2010               2009
                                                              --------           --------
                                                             (Unaudited)         (Audited)
                                                                 $                  $
ASSETS

CURRENT
  Cash                                                         123,322              7,419
  Prepaids and deposits                                         26,408              1,676
                                                              --------           --------
TOTAL CURRENT ASSETS                                           149,730              9,095

WEBSITE (NET)                                                   25,582                 --
                                                              --------           --------

TOTAL ASSETS                                                   175,312              9,095
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  CURRENT
    Accounts payable and accrued liabilities                     2,594                150
    Accounts payable - related party                             3,000                500
    Convertible loans payable - related party,
    net of unamortized discount of $15,034                     205,898                 --
                                                              --------           --------
TOTAL CURRENT LIABILITIES                                      211,492                650
                                                              --------           --------

TOTAL LIABILITIES                                              211,492                650
                                                              --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
    150,000,000 authorized shares, par value $0.001
    64,000,000 shares issued and outstanding                    64,000             64,000
  Additional paid-in-capital                                   558,033             36,000
  Deficit accumulated during exploration stage                (658,213)           (91,555)
                                                              --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (36,180)             8,445
                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           175,312              9,095
                                                              ========           ========


                 See accompanying notes to financial statements.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                            Statements of Operations
                            (Stated in U.S. Dollars)

                                    Three Months    Three Months    Nine Months   Nine Months     From Inception
                                       Ended           Ended          Ended         Ended       (July 20, 2006) to
                                       May 31,         May 31,        May 31,       May 31,           May 31,
                                        2010            2009           2010          2009              2010
                                     ----------      ----------     ----------    ----------        ----------
                                          $               $              $             $                 $
REVENUES
  Revenues                                   --              --             --            --                --
                                     ----------      ----------     ----------    ----------        ----------
Total revenues                               --              --             --            --                --
                                     ----------      ----------     ----------    ----------        ----------
EXPENSES
  Operating expenses
    Consulting fees                     507,603              --        507,603            --           507,603
    Exploration expense                      --              --             --            --            17,500
    General and adminstrative             3,064             560          4,524         1,460            19,385
    Rent expense - related party          1,000           1,500          4,000         4,000             9,500
    Professional fees                    33,432           2,474         46,311         7,855            80,005
                                     ----------      ----------     ----------    ----------        ----------
      Total operating expenses          545,099           4,534        562,438        13,315           633,993
                                     ----------      ----------     ----------    ----------        ----------

NET LOSS FROM OPERATIONS               (545,099)         (4,534)      (562,438)      (13,315)         (633,993)

OTHER EXPENSES
  Amortization of debt discount          (1,799)             --         (1,799)           --            (1,799)
  Interest expense                       (2,421)             --         (2,421)           --            (2,421)
                                     ----------      ----------     ----------    ----------        ----------
      Total other expenses               (4,220)             --         (4,220)           --            (4,220)
                                     ----------      ----------     ----------    ----------        ----------

Net loss                               (549,319)         (4,534)      (566,658)      (13,315)         (638,213)
                                     ==========      ==========     ==========    ==========        ==========

BASIC EARNINGS PER COMMON SHARE           (0.01)          (0.00)         (0.01)        (0.00)
                                     ==========      ==========     ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                  64,000,000      64,000,000     64,000,000    64,000,000
                                     ==========      ==========     ==========    ==========


                 See accompanying notes to financial statements.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                            (Stated in U.S. Dollars)

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional      During the
                                                Common Shares            Paid In      Development
                                            Number          Amount       Capital         Stage         Total
                                            ------          ------       -------         -----         -----
Balance, July 20, 2006                           --        $    --      $     --      $      --      $      --

Issued for cash at $0.001 per share      40,000,000         40,000            --        (20,000)        20,000
 on July 25, 2006
Net loss                                         --             --            --        (18,575)       (18,575)
                                         ----------        -------      --------      ---------      ---------
Balance, August 31, 2006                 40,000,000         40,000            --        (38,575)         1,425

Issued for cash at $0.005 per share      24,000,000         24,000        36,000             --         60,000
 on December 20, 2006
Net loss                                         --             --            --        (15,058)       (15,058)
                                         ----------        -------      --------      ---------      ---------
Balance, August 31, 2007                 64,000,000         64,000        36,000        (53,633)        46,367

Net loss                                         --             --            --        (20,102)       (20,102)
                                         ----------        -------      --------      ---------      ---------
Balance, August 31, 2008                 64,000,000         64,000        36,000        (73,735)        26,265

Net loss                                         --             --            --        (17,820)       (17,820)
                                         ----------        -------      --------      ---------      ---------
Balance, August 31, 2009                 64,000,000         64,000        36,000        (91,555)         8,445

Beneficial conversion feature                    --             --        16,833             --         16,833
Stock options granted                            --             --       505,200             --        505,200
Net loss                                         --             --            --       (566,658)      (566,658)
                                         ----------        -------      --------      ---------      ---------

Balance, May 31, 2010                    64,000,000        $64,000      $558,033      $(658,213)     $ (36,180)
                                         ==========        =======      ========      =========      =========


                 See accompanying notes to financial statements.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)

                                                                        Nine Months        Nine Months      From Inception
                                                                          Ended              Ended        (July 20, 2006) to
                                                                          May 31,            May 31,            May 31,
                                                                           2010               2009               2010
                                                                         --------           --------           --------
                                                                             $                  $                  $
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               (566,658)           (13,315)          (638,213)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Amortization                                                             731                 --                731
     Stock-based compensation                                             505,200                 --            505,200
     Amortized debt discount                                                1,799                 --              1,799
  Change in operating assets and liabilities:
     Increase (decrease) in accounts payable and accrued liabilities        2,444             (1,976)             2,594
     Increase in accounts payable-related party                             2,500                500              3,000
     (Increase) in prepaids                                               (24,732)            (1,676)           (26,408)
                                                                         --------           --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                               (78,716)           (16,467)          (151,297)
                                                                         --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Website                                                                 (26,313)                --            (26,313)
                                                                         --------           --------           --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                               (26,313)                --            (26,313)
                                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Convertible loan proceeds - related party                               220,932                 --            220,932
  Proceeds on sale of common stock                                             --                 --             80,000
                                                                         --------           --------           --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                  220,932                 --            300,932
                                                                         --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                           115,903            (16,467)           123,322

CASH, BEGINNING OF THE PERIOD                                               7,419             28,241                 --
                                                                         --------           --------           --------

CASH, END OF THE PERIOD                                                   123,322             11,774            123,322
                                                                         ========           ========           ========


                 See accompanying notes to financial statements.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     (Unaudited, expressed in U.S. dollars)


1. BASIS OF PRESENTATION

The accompanying financial statements of American Paramount Gold Corp.(formally known as Zebra Resources, Inc.)(the "Company") should be read in conjunction with the Company's most recent filing of the Form 10-K which included the financial statements as of August 31, 2009. Significant accounting policies disclosed therein have not changed except as noted below.

In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2010 and the results of operation, stockholders' equity (deficit) and cash flows presented herein have been included in the financial statements. All adjustments are of normal recurring nature.

2. DESCRIPTION OF THE BUSINESS AND HISTORY

American Paramount Gold Corp., a Nevada corporation, (hereinafter referred to as the "Company" or "APGC") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired a mineral claims option located in the Province of British Columbia, Canada during the period ending August 31, 2006 for $15,000. The Company entered into a Mineral Property Options Agreement (the "MPOA") with a private British Columbia company, whereby the Company obtained an option to acquire mineral claims known as "Astro 2006" located in British Columbia. During the period ending August 31, 2009, the Company terminated the MPOA and relieved itself from any further obligations there under.

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

On February 26, 2010, Monaco Capital Inc. acquired a controlling interest in our Company by purchasing 20,000,000 shares of our common stock in a private transaction.

On March 17, 2010, the Company filed a Plan of Merger, Merger Agreement and Certificate of Change with the Nevada Secretary of State to affect a forward stock split of its common shares on a 2 new for 1 old basis and to change its name to American Paramount Gold Corp. These changes were approved by FINRA effective April 12, 2010. As a result, our authorized capital increased from 75,000,000 to 150,000,000 shares of common stock and our issued and outstanding increased from 32,000,000 shares of common stock to 64,000,000 shares of common stock, all with a par value of $0.001.

On April 14, 2010, we appointed Wayne Parsons as a member of the board of directors and as our President, Chief Executive Officer, Treasurer, Secretary and Chief Financial Officer.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     (Unaudited, expressed in U.S. dollars)


2. DESCRIPTION OF THE BUSINESS AND HISTORY - cont'd

On April 14, 2010, Dan Gravelle resigned as our President, Chief Executive Officer, Treasurer, Secretary and Chief Financial Officer.

On April 14, 2010, we entered into a consulting agreement with Wayne Parsons whereby the Company agreed to make monthly payments of Cdn $1,500 and to grant 1,000,000 options to acquire 1,000,000 shares of our common stock at a purchase price of US$1.00 per share.

On April 16, 2010, the Company entered into an agreement with Royce L. Hackworth and Belva L. Tomany in respect of 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada (the "Cap Gold Project"). In order to complete the transactions contemplated by the Agreement, the Company paid $25,000 as a deposit upon closing of the Agreement. Upon the completion of the Company's due diligence APGC will be required to pay an additional $100,000.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our Company up to $500,000. The loan is convertible into common shares of our Company at a conversion price of $1.05.

On April 28, 2010, we appointed Mr. John Goodwin to the board of directors.

Our board of directors now consists of Wayne Parsons, Peter Jenks and John Goodwin.

THE COMPANY TODAY -The Company is an exploration stage enterprise, as defined in FASB ASC 915-10 "Development Stage Entities".

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

3. GOING CONCERN UNCERTAINTY

The Company has incurred a net loss $549,319 and $566,658 for the three and six months period ended May 31, 2010, respectively and at May 31, 2010 had a deficit accumulated during the development stage of $638,213. Since Inception (July 20, 2006) to May 31, 2010, the Company has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The  ability of the  Company to  continue  as a going  concern is  dependent  on additional  sources  of  capital  and the  success of the  Company's  plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     (Unaudited, expressed in U.S. dollars)


4. SIGNIFICANT ACCOUNTING POLICIES

YEAR END - The Company's year end is August 31.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with FASB ASC 205 "Earnings per Share". Under the provisions of FASB ASC 205 "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through May 31, 2010 the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - On August 1, 2009, the Company adopted the fair value recognition provisions of FASB ASC 718-10. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     (Unaudited, expressed in U.S. dollars)


4. SIGNIFICANT ACCOUNTING POLICIES - cont'd

NEW ACCOUNTING PRONOUNCEMENTS -In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standard Updated (ASC) 2010-13 related to Stock Compensation, Topic 718. ASC 2010-13 addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Awards of equity share options granted to an employee of an entity's foreign operation that provide a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles (GAAP) do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation's functional currency or the currency in which the employee's pay is denominated. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-03, Extractive Activities--Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     (Unaudited, expressed in U.S. dollars)


4. SIGNIFICANT ACCOUNTING POLICIES - cont'd

a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

5. CONVERTIBLE LOAN - RELATED PARTY

On April 22, 2010, the Company entered into a convertible loan agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $500,000 for a term of one year from any applicable advancement date. The loan is unsecured and shall bear interest at the rate of 10% per annum payable on the due date. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for an additional 10% of such amount.

The loan is convertible into securities of the Company at a conversion price of $1.05 per share. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company.

At May 31, 2010, Monaco Capital Inc has advanced $220,932. The balance sheet at May 31, 2010 records the loan value at $205,898 due to the valuation of the beneficial conversion feature on the convertible debt totaling $16,833 and $1,799 was amortized. The beneficial conversion feature amount has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. Accrued interest relating to the loan totaling $2,421 was recorded in accounts payable and accrued liabilities.

6. STOCKHOLDERS' EQUITY (DEFICIT)

The Company has 150,000,000 shares authorized with a par value of $0.001 per share.

Effective July 25, 2006, the Company issued 40,000,000 to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.0005 per share for total proceeds of $20,000, the shares were issued below par thus $20,000 was applied to accumulated deficit.

Effective December 20, 2006, the Company issued 24,000,000 shares of the Company's common stock pursuant to the Company's SB-2 prospectus offering at $0.0025 per share for total proceeds of $60,000.

On February 26, 2010 Monaco Capital Inc. acquired a controlling interest in the Company by purchasing 20,000,000 shares of our common stock in a private transaction.

On March 17, 2010, the Company filed a Plan of Merger, Merger Agreement and Certificate of Change with the Nevada Secretary of State to affect a forward stock split of its common shares on a 2 new for 1 old basis. The change was approved by FINRA effective April 12, 2010. As a result, our authorized capital increased from 75,000,000 to 150,000,000 shares of common stock and our issued and outstanding increased from 32,000,000 shares of common stock to 64,000,000 shares of common stock, all with a par value of $0.001. All references in these financial statements and notes to the financial statements to the number of shares, price per share and weighted average number of shares outstanding of common stock prior to this stock split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

The effect of the stock split caused the beginning equity transaction to result in a negative additional paid in capital. Based on general practice, there should not be a negative APIC, therefore the retained earnings and additional paid in capital was adjusted accordingly.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     (Unaudited, expressed in U.S. dollars)


7. STOCK OPTIONS

The Company entered into a consulting agreement with Wayne Parsons, to act as President, CEO, CFO, Secretary and Treasurer of the Company. As part of the compensation package he was granted 1,000,000 fully vested, non-transferable stock options with an exercise price of $1.00.

The fair value of the options using the Black-Scholes option pricing model with the following weighted-average assumptions was recorded in the statement of operations as consulting expenses at a value of $505,200:

         Risk Free Interest Rate            1.07%
         Expected life                      913 days
         Expected volatility                72%
         Dividend per share                 $Nil

8. RELATED PARTY TRANSACTIONS

The Company paid Dan Gravelle a rent payment of $500 per month for the period up to and including April 14, 2010 at which time Mr. Gravelle resigned as the director and officer of the Company. As of May 31, 2010, the Company recorded $3,000 [2009 - $500] in rent expense as an account payable to Mr. Gravelle.

9. SUBSEQUENT EVENTS

On June 15, 2010, the Company made its 2nd payment of $100,000 closing on the transaction in respect of 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada known as the Cap Gold Project. As per the agreement, we have paid an aggregate of $125,000 to Royce L. Hackworth and Belva L. Tomany.

Our management has determined that, as of the closing of the property acquisitions above, our Company has ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our Company's audited financial statements and 10-K for the year ended August 31, 2009 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean American Paramount Gold Corp.

GENERAL OVERVIEW

We were incorporated under the laws of the State of Nevada on July 20, 2006 under the name "Zebra Resources, Inc." At inception, we were an exploration stage company engaged in the acquisition, exploration and development of mineral properties. On July 26, 2006, we entered into a mineral property option agreement to earn an interest in a mineral claim known as the Astro 2006 claim. Based on the information available to us, we determined that the Astro 2006 claim did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

As a result, we investigated several other business opportunities to enhance shareholder value.

On September 12, 2008, Karl Kottmeier resigned as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. As a result, on September 12, 2008, we appointed Dan Gravelle as our President, Chief Executive Officer, Treasurer, and Chief Financial Officer. Additionally, Mr. Gravelle was appointed as a director of our company.

On December 1, 2008, Karl Kotmeier resigned as a director of our company.

On November 30, 2009, we appointed Mr. Peter Jenks as a member of our board of directors.

On February 26, 2010, Monaco Capital Inc. acquired a controlling interest in our Company by purchasing 20,000,000 shares of our common stock in a private transaction.

Effective March 17, 2010, we effected a one (1) old for two (2) new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 to 150,000,000 shares of common stock and our issued and outstanding increased from 32,000,000 shares of common stock to 64,000,000 shares of common stock, all with a par value of $0.001.

Also effective March 17, 2010, we changed our name from "Zebra Resources, Inc." to "American Paramount Gold Corp.", by way of a merger with our wholly owned subsidiary American Paramount Gold Corp., which was formed solely for the change of name.

The  name  change  and   forward   stock  split   became   effective   with  the
Over-the-Counter Bulletin Board at the opening for trading on April 12, 2010 under the new stock symbol "APGA". Our CUSIP number is 02882T 105.

Effective April 14, 2010, we appointed Wayne Parsons as a member of our board of directors and as our President, Chief Executive Officer, Treasurer, Secretary and Chief Financial Officer. Also effective April 14, 2010, Dan Gravelle resigned as our President, Chief Executive Officer, Treasurer, Secretary and Chief Financial Officer.

On April 16, 2010, we entered into an agreement with Royce L. Hackworth and Belva L. Tomany in respect of an option to acquire 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada (the "Cap Gold Project"). In order to complete the transactions contemplated by the agreement, we are required to pay $25,000 upon the closing of the agreement and pay an additional $100,000 upon satisfaction of our due diligence. The agreement gives our Company the option to acquire a 100% long-term lease interest in the Cap Gold Project by (i) making ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years two (2) through five (5), $150,000 in years six (6) through twelve (12), $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incurring expenditures on exploration of the Cap Gold Project of not less than an aggregate of $1,250,000 over five (5) years; and (iii) making production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our Company from production from the property. The production royalty is based on, at our Company's election, a sliding scale or fixed production royalty basis, which in either case ranges from 1% to a maximum of 3%.

We have closed the transaction in respect of 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada known as the Cap Gold Project. As per the agreement, we have paid an aggregate of $125,000 to Royce L. Hackworth and Belva L. Tomany.

On April 14, 2010, we entered into a consulting agreement with Wayne Parsons whereby Mr. Parsons has agreed to provide our Company with various consulting services as the president, chief executive officer, chief financial officer, secretary and treasurer. In consideration for agreeing to provide such consulting services, we have agreed to provide Mr. Parsons with a monthly payment of CDN$1,500 and to grant 1,000,000 options to acquire 1,000,000 shares of our common stock at a purchase price of US$1.00 per share. These options are non-transferrable, vest immediately and expire April 14, 2015. We have also agreed to pay a bonus of CDN$15,000 to Mr. Parsons, within ten (10) days of our Company receiving, collectively since January 1, 2010, private placement funds equal to US$500,000.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our Company up to $500,000. The loan is convertible into common shares of our Company in at a conversion price of $1.05. $220,932 has been advanced under the loan agreement to date. The loan is unsecured and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date.

Effective April 28, 2010, we appointed John Goodwin as a member of our board of directors.

Our board of directors now consists of Wayne Parsons, Peter Jenks and John Goodwin.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on gold mineralization on our property located in Nevada.

Since we are an exploration stage company, there is no assurance that a commercially viable mineral reserve exists on any of our current or future properties, To date, we do not know if an economically viable mineral reserve exists on our property and there is no assurance that we will discover one. Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

Our current operational focus is to conduct exploration activities on the Cap Gold Project and to complete the terms of the Cap Gold option agreement.

CASH REQUIREMENTS

We intend to conduct exploration activities on our newly optioned property over the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

              ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

      General, administrative, and corporate expenses          $  200,000
      Operating expenses                                       $  200,000
      Exploration                                              $1,500,000
                                                               ----------
      TOTAL                                                    $1,900,000
                                                               ==========

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $1,900,000 that we require for the next 12 months, we had $123,322 in cash as of May 31, 2010. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our Company up to $500,000. The loan is convertible into common shares of our Company at a conversion price of $1.05. To date, $220,932 has been advanced under the loan agreement. The loan will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended May 31, 2010 which are included herein.

Our operating results for the three months ended May 31, 2010, for the three months ended May 31, 2009 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                                  Three Month
                                Three months    Three months     Period Ended
                                   Ended           Ended       May 31, 2010 and
                                   May 31,         May 31,          May 31,
                                    2010            2009             2009
                                  --------        --------         --------
                                     $               $                $

Revenue                               Nil            Nil               Nil
Consulting expense               (507,603)           Nil          (507,603)
General and administrative         (3,064)          (560)           (2,504)
Rent expenses - related party      (1,000)        (1,500)              500
Professional fees                 (33,432)        (2,474)          (30,958)
                                 --------         ------          --------
Net loss from operations         (545,099)        (4,534)         (540,565)
                                 ========         ======          ========

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

CONSULTING EXPENSES

The $507,603 increase in consulting expenses for the three months ended May 31, 2010 was due to the valuation of the stock options granted to our President and CEO.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $2,504 during the three months ended May 31, 2010 as compared to the three months ended May 31, 2009 due to an increase in expenses for website amortization of $2,019 and the amortization of the Beneficial Conversion Feature for $731 with a minor decrease in administrative expenses.

RENT EXPENSES

Rent expenses decreased by $500 during the three months ended May 31, 2010 as compared to the three months ended May 31, 2009 as a result of the cancellation of the rental fees in April 2010.

PROFESSIONAL FEES

Professional fees increased by $30,958 during the three months ended May 31, 2010 compared to the three months ended May 31, 2009 as a result of an increase in legal fees.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended May 31, 2010 which are included herein.

Our operating results for the nine months ended May 31, 2010, for the nine months ended May 31, 2009 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                                  Nine Month
                                 Nine months     Nine months     Period Ended
                                   Ended           Ended       May 31, 2010 and
                                   May 31,         May 31,          May 31,
                                    2010            2009             2009
                                  --------        --------         --------
                                     $               $                $

Revenue                               Nil             Nil              Nil
Consulting expense               (507,603)            Nil         (507,603)
General and administrative         (4,524)         (1,460)          (3,064)
Rent expenses - related party      (4,000)         (4,000)             Nil
Professional fees                 (46,311)         (7,855)         (38,456)
                                 --------         -------         --------
Net loss from operations         (562,438)        (13,315)        (549,123)
                                 ========         =======         ========

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

CONSULTING EXPENSES

The $507,603 increase in consulting expenses for the nine months ended May 31, 2010 was due to the valuation of the stock options granted to our President and CEO.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $3,064 during the nine months ended May 31, 2010 as compared to the nine months ended May 31, 2009 due to an increase in expenses for website amortization of $2,019 and the amortization of the Beneficial Conversion Feature for $731 with a minor increase in administrative expenses.

RENT EXPENSES

Rent expenses remained the same during the nine months ended May 31, 2010 as compared to the nine months ended May 31, 2009 as a result of rental fees unchanged.

PROFESSIONAL FEES

Professional fees increased by $38,456 during the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009. The increase was for the most part due to an increase in legal fees.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                                           At            At
                                                         May 31,      August 31,
                                                          2010          2009
                                                        --------      --------
Current assets                                          $149,730      $  9,095
Current liabilities                                      211,492           650
                                                        --------      --------
Working capital (deficit)                               $(61,762)     $  8,455
                                                        ========      ========

CASH FLOWS

                                                           Nine months Ended
                                                                May 31,
                                                          2010          2009
                                                        --------      --------

Cash flows provided by (used in) operating activities   $(78,716)     $(16,467)
Cash flows provided by (used in) investing activities    (26,313)          Nil
Cash flows provided by (used in) financing activities    220,932           Nil
                                                        --------      --------
Increase (decrease) in cash and cash equivalents        $115,903      $(16,467)
                                                        ========      ========

OPERATING ACTIVITIES

Net cash used by operating activities was $78,816 for the nine months ended May 31, 2010 compared with cash used by operating activities of $16,467 in the same period in 2009. The difference was largely due to an overall increase in cash expenditures and an increase in prepaids.

INVESTING ACTIVITIES

Net cash used in investing activities was $26,313 for the nine months ended May 31, 2010 compared to net cash used in investing activities of $Nil in the same period in 2009. The difference was attributable to Website design.

FINANCING ACTIVITIES

Net cash from financing activities for the nine months ended May 31, 2010 was $220,932 and for the nine months ended May 31, 2009 was $Nil. During the nine months ended May 31, 2010, Monaco Capital Inc. advanced our Company $220,932 pursuant to a convertible loan agreement dated April 22, 2010.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, our Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

INCOME TAXES

Our Company accounts for its income taxes in accordance with Accounting Standard Codification (ASC) 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and our respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Our Company has a net operating loss carry-forward to be used in future years. Our Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825 "Financial Instruments", requires our Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The carrying amount and estimated fair values of our Company's financial instruments approximated their fair value due to their short-term nature.

NET LOSS PER COMMON SHARE

Our Company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through May 31, 2010, our Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION

ON AUGUST 1, 2009, the Company adopted the fair value recognition provisions of FASB ASC 718-10. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standard Updated (ASC) 2010-13 related to Stock Compensation, Topic 718. ASC 2010-13 addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Awards of equity share options granted to an employee of an entity's foreign operation that provide a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles (GAAP) do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation's functional currency or the currency in which the employee's pay is denominated. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-03, Extractive Activities--Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

GOING CONCERN

Our Company has incurred a net loss $549,319 for the three month period ended May 31, 2010 [2009 - $4,534] and at May 31, 2010 had a deficit accumulated during the development stage of $638,213. Since Inception (July 20, 2006) to May 31, 2010, our Company has commenced limited operations, raising substantial doubt about our Company's ability to continue as a going concern. Our Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our Company will be successful in accomplishing its objectives.

The  ability of our  Company to  continue  as a going  concern is  dependent  on additional  sources  of  capital  and the  success of our  Company's  plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors, shareholders or investors to meet our obligations over the next twelve months. Other than a convertible loan agreement with Monaco Capital Inc., we do not have any further arrangements in place for any future debt or equity financing.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer and our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of May 31, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS ASSOCIATED WITH MINING

OUR PROPERTY IS IN THE EXPLORATION STAGE. THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF ANY MINERAL RESOURCE ON OUR PROPERTY IN COMMERCIALLY EXPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES FROM OPERATIONS AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS COULD FAIL.

Despite exploration work on our mineral property, we have not established that it contains any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTY, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

IF WE ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE ON OUR PROPERTY IN A COMMERCIALLY EXPLOITABLE QUANTITY, WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO DEVELOP THE PROPERTY INTO A PRODUCING MINE. IF WE CANNOT RAISE THIS ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO EXPLOIT THE RESOURCE, AND OUR BUSINESS COULD FAIL.

If we do discover mineral resources in commercially exploitable quantities on our property, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE DO NOT CURRENTLY INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our Company.

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, either from the sale of our mineral resource property or from the extraction and sale of ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL CONTINUE TO BE SUCCESSFUL IN ACQUIRING MINERAL CLAIMS. IF WE CANNOT CONTINUE TO ACQUIRE PROPERTIES TO EXPLORE FOR MINERAL RESOURCES, WE MAY BE REQUIRED TO REDUCE OR CEASE OPERATIONS.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

RISKS RELATED TO OUR COMPANY

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO EXPLORE OUR MINERAL PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $123,322 as of May 31, 2010. At May 31, 2010, we had working capital deficit of $61,762. We incurred a net loss of $566,658 for the nine month period ended May 31, 2010 and $638,213 since inception. We estimate our average monthly operating expenses to be approximately $150,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated November 2, 2009, to comment about our Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our Company cannot continue in existence." We continue to experience net operating losses.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OTHER RISKS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                              Description
------                              -----------

(3)       ARTICLES OF INCORPORATION AND BYLAWS

3.1       Articles  of   Incorporation   (incorporated  by  reference  from  our
          Registration Statement on Form SB-2 filed on October 23, 2006).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4 Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

(10)      MATERIAL CONTRACTS

10.1 Mineral Lease Agreement between Royce L. Hackworth and Belva L. Tomany and Zebra Resources (now know as American Paramount Gold Corp.) dated April 16, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 19, 2010).

10.2 Consulting Agreement between our company and Wayne Parsons, dated April 14, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2010).

10.3 Convertible Loan Agreement between our company and Monaco Capital Inc. dated April 22, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2010).

(31)      RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

31.1*     Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)      SECTION 1350 CERTIFICATIONS

32.1*     Section 906 Certification under Sarbanes-Oxley Act of 2002

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               American Paramount Gold Corp.
                                       (Registrant)


Dated: July 15, 2010           /s/ Wayne Parsons
                               -------------------------------------------------
                               Wayne Parsons
                               President, Chief Executive Officer, Treasurer,
                               Secretary, Chief Financial Officer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)