Form 10-K
period 2010-08-31
American Paramount Gold Corp.
filed 2010-11-29
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended August 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from [ ] to [ ]

                        Commission file number 333-138148

                          AMERICAN PARAMOUNT GOLD CORP.
             (Exact name of registrant as specified in its charter)

              Nevada                                             20-5243308
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

130 King Street West, Suite 3670 Toronto, Ontario, Canada         M5X 1A9
       (Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code: 416.214.5640 ext. 222

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
      N/A                                                 N/A

           Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2010 was $145,250 based on the $0.005 sale price at which the common stock was last sold on December 20, 2006. The number of shares held by non-affiliates as at February 28, 2010 was 29,050,000. The common stock did not trade prior to completion of the second fiscal quarter on February 28, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
64,000,000 shares of common stock issued & outstanding as of November 23, 2010

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.  Business...........................................................   3

Item 1A. Risk Factors.......................................................   7

Item 1B. Unresolved Staff Comments..........................................  11

Item 2.  Properties.........................................................  11

Item 3.  Legal Proceedings..................................................  13

Item 4.  [Removed and Reserved].............................................  13

Item 5.  Market for Common Equity and Related Stockholder Matters and
         Issuer Purchases of Equity Securities..............................  14

Item 6.  Selected Financial Data............................................  15

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  15

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........  21

Item 8.  Financial Statements and Supplementary Data........................  22

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  41

Item 9A. Controls and Procedures............................................  41

Item 9B. Other Information..................................................  42

Item 10. Directors, Executive Officers and Corporate Governance.............  42

Item 11. Executive Compensation.............................................  47

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters....................................  50

Item 13. Certain Relationships and Related Transactions, and Director
         Independence.......................................................  53

Item 14. Principal Accountants Fees and Services............................  53

Item 15. Exhibits, Financial Statement Schedules............................  54

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our company", mean American Paramount Gold Corp. a Nevada corporation, unless otherwise indicated.

CORPORATE HISTORY

The address of our principal executive office is 130 King St. West, Suite 3670, Toronto, Ontario, Canada M5X 1A9. Our telephone number is 416.214.5640, ext. 222.

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

On April 14, 2010, we entered into a consulting agreement with Wayne Parsons whereby Mr. Parsons agreed to provide our company with various consulting services as the president, chief executive officer, chief financial officer, secretary and treasurer. In consideration of his services, we agreed to provide Mr. Parsons with a monthly payment of CDN$1,500 and a one-time grant of 1,000,000 non-transferable options with each option to acquire one (1) share of our common stock at a purchase price of US$1.00 per share, exercisable for five
(5) years. The aforementioned 1,000,000 options were issued on April 14, 2010 but were subsequently cancelled on November 18, 2010 in consideration of the issuance to Mr. Parsons of 1,000,000 options under our 2010 Stock Plan as part of the below described issuance.

On April 16, 2010, we entered into an agreement with Royce L. Hackworth and Belva L. Tomany in respect of an option to acquire 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada known as the Cap Gold Project. In order to complete the transactions contemplated by the agreement, we are required to pay $25,000 upon the closing of the agreement and pay an additional $100,000 upon satisfaction of our due diligence. The agreement gives our company the option to acquire a 100% long-term lease interest in the Cap Gold Project by (i) making ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years two (2) through five (5), $150,000 in years six (6) through twelve (12), $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incurring expenditures on exploration of the Cap Gold Project of not less than an aggregate of $1,250,000 over five (5) years; and (iii) making production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our company from production from the property. The production royalty is based on, at our company's election, a sliding scale or fixed production royalty basis, which in either case ranges from 1% to a maximum of 3%. Pursuant to the agreement, we have paid an aggregate of $125,000 to Royce L. Hackworth and Belva L. Tomany.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At August 31, 2010, Monaco Capital Inc has advanced $259,679. The balance sheet at August 31, 2010 records the loan value at $240,142 due to the unamortized beneficial conversion feature on the convertible debt totaling $10,791. The initial beneficial conversion feature was valued at $16,833 of which $6,042 was amortized. Accrued interest relating to the loan totaling $8,746 as at August 31, 2010 was recorded in accounts payable and accrued liabilities.

Effective April 27, 2010, we appointed John Goodwin as a member of our board of directors.

On July 19, 2010, we increased the numbers of directors on our board of directors from three to four and appointed J. Trevor Eyton to fill the ensuing vacancy.

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan which permits our Company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan.

On July 28, 2010, we obtained an extra-provincial license to carry on business in the Province of Ontario, Canada. Our Ontario Corporation Number is 1827852.

On August 30, 2010, Wayne Parsons resigned as our secretary and treasurer. On September 29, 2010 Mr. Parsons resigned as our president, chief financial officer and chief executive. His resignation was not the result of any disagreement regarding our operations, policies, practices or other disagreements, and he will remain as a member of our board of directors.

On September 27, 2010, Peter Jenks and John Goodwin each resigned as members of our board of directors. Mr. Jenks' and Mr. Goodwin's resignations were not the result of any disagreements regarding our operations, policies, practices or other disagreements.

To fill the vacancies created by the resignations of Mr. Parsons, Mr. Jenks and Mr. Goodwin, our Company appointed the following individuals:

     * Hugh Aird as a member of our board of directors, effective August 30, 2010;
     * Hugh Aird as our president and chief executive, effective September 29, 2010;
     *    Ann Dumyn as our secretary and treasurer, effective August 30, 2010;
     * Ann Dumyn as our chief financial officer, effective September 29, 2010;
     * Dr. H. Neville Rhoden as a member of our board of directors, effective August 30, 2010; and
     * Leland Verner as a member of our board of directors, effective August 30, 2010.

Since September 27, 2010 our board of directors has consisted of 5 directors including J. Trevor Eyton, Wayne Parsons, Hugh Aird, Dr. H. Neville Rhoden, and Leland Verner.

On October 6, 2010, we granted an aggregate of 5,400,000 stock options to ten individuals, including directors, officers, consultants and employees, pursuant to our 2010 Stock Plan, at an exercise price of $0.68 per share. Of the 5,400,000 stock options, 400,000 options are exercisable until October 6, 2012 and 5,000,000 options are exercisable until October 6, 2015. All the stock options vested upon issuance. We issued the stock options to seven (7) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to three (3) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On November 9, 2010, we announced by press release our entry into a letter of intent to acquire the Kisita Gold Mine Property, an operational gold property four hours northwest of the capital city of Kampala, Uganda. The acquisition is subject to further negotiation and due diligence of the project satisfactory to us. As of the date of this Prospectus we have commenced corporate due diligence on the project and anticipate placing a team of geological consultants on the property in December to conduct onsite due diligence.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

OUR CURRENT BUSINESS

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on gold mineralization on our property located in Nevada.

Since we are an exploration stage company, there is no assurance that a commercially viable mineral reserve exists on any of our current or future properties. To date, we do not know if an economically viable mineral reserve exists on our property and there is no assurance that we will discover one. Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

Our current operational focus is to conduct exploration activities on the Cap Gold Project and to complete the terms of the Cap Gold option agreement.

COMPETITION

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

COMPLIANCE WITH GOVERNMENT REGULATION

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We are committed to complying with and are, to our knowledge, in compliance with all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

EMPLOYEES

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

RESEARCH AND DEVELOPMENT

We have not spent any amounts on which has been classified as research and development activities in our financial statements since our inception.

GOING CONCERN

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

SUBSIDIARIES

We do not have any subsidiaries.

INTELLECTUAL PROPERTY

We do not own, either legally or beneficially, any patent or trademark.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

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

Despite exploration work on our mineral property, we have not established that it contains any mineral reserve, and there can be no assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet athttp://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

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

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTIES, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

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

IF WE ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE ON A PROPERTY IN A COMMERCIALLY EXPLOITABLE QUANTITY, WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO DEVELOP THE PROPERTY INTO A PRODUCING MINE. IF WE CANNOT RAISE THIS ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO EXPLOIT THE RESOURCE, AND OUR BUSINESS COULD FAIL.

If we do discover mineral resources in commercially exploitable quantities on a property, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE DO NOT CURRENTLY INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of lithium ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

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

RISKS RELATED TO OUR COMPANY

THE FACT THAT WE HAVE NOT GENERATED REVENUES RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO AS A GOING CONCERN.

We anticipate that we will continue to incur operating expenses that will exceed revenues for the foreseeable future. We had cash in the amount of $2,146 as of August 31, 2010. At August 31, 2010, we had working capital deficit of $307,203. We incurred a net loss of $689,292 for the year ended August 31, 2010 and $760,847 since inception. We estimate our average monthly operating expenses to be approximately $158,000, including exploration costs, management services and administrative costs. Our business plan calls for substantial investment and cost in connection with exploration of our mineral properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

These circumstances lead our independent public auditing firm, in their report dated November 29, 2010 to comment about our company's ability to continue as a going concern.

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We do not own any real property. Our principal business offices are located at 130 King St. West, Suite 3670, Toronto, Ontario, Canada M5X 1A9. The offices are provided to us free of charge on an interim basis by American Lithium Minerals, Inc. and we believe they are adequate for our current needs. Our President, CEO and director, Hugh Aird is chairman of the board and former president of American Lithium Minerals, Inc. and our director J. Trevor Eyton is a former director of American Lithium Minerals, Inc. We have not entered into any formal agreement with American Lithium Minerals, Inc. regarding our use of the offices.

CAP GOLD PROJECT

LOCATION AND ACCESS

The Cap Gold Project consists of the CAP (14 claims), KAP (2 claims), and the CAPX (173 claims) unpatented mining claims forming a contiguous block of approximately 3,960 acres (1,602 hectares). The claims are located in sections 25, 26, 27, 34, 35, and 36, Township 1 South, Range 51 East, MDB&M, in Nye County, Nevada. The geographic coordinates are 37(degree)49' North Latitude, 116(degree)15' West Longitude. The property is in the Reveille Valley on the pediment east of the Kawich Range on lands administered by the U.S. Department of the Interior, Bureau of Land Management ("BLM"), Tonopah District.

Access to the center of the property is by paved, gravel, and dirt roads. Follow U.S. Highway 6 easterly from Tonopah for 50 miles (80 km) to a junction with U.S. Highway 375 at Warm Springs. From Warm Springs turn right (southerly) on Highway 375 for 0.5 mile (0.8 km), thence turn right onto a graded gravel county road which trends southerly along the southern part of Reveille Valley for 27 miles (43.5 km). Turn right (westerly) 0.25 miles (0.4 km) south of Willow Witch Well and continue for 3 miles (4.8 km) on a dirt road into the center of the claim block. From Rachel, Nevada, follow Nevada State Highway 375 for approximately 15 miles (24.1 km) northwesterly to the eastern edge of Railroad Valley, turn left and go westerly on a paved road approximately 10 miles (6.2 km). Turn right onto a graded gravel county road that trends northerly up the Revielle Valley and go approximately 9 miles (14.5 km). Turn left on the dirt road 0.25 miles (0.4 km) south of the Willow Witch Well and proceed 3 miles (4.8 km) to the claim block. 4- wheel drive vehicles or ATVs can access most areas of the property.

OPTION AGREEMENT

Our company has an option to earn an interest in the Cap Gold Project through an agreement entered into between our company and Royce L. Hackworth and Belva L. Tomany. In order to complete the transactions contemplated by the agreement, we are required to pay $25,000 upon the closing of the agreement and pay an additional $100,000 upon satisfaction of our due diligence. The agreement gives our company the option to acquire a 100% long-term lease interest in the Cap Gold Project by (i) making ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years two (2) through five (5), $150,000 in years six (6) through twelve (12), $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incurring expenditures on exploration of the Cap Gold Project of not less than an aggregate of $1,250,000 over five (5) years; and (iii) making production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our company from production from the property. The production royalty is based on, at our company's election, a sliding scale or fixed production royalty basis, which in either case ranges from 1% to a maximum of 3%.

HISTORY

Ownership of the property is not known prior to 1987 when Production Exploration Resources staked 14 CAP claims over several outcrops containing elevated amounts of mercury and antimony. From 1990 to August 1992 Pegasus Gold Corporation held the property under option. Subsequently Kennecott Exploration optioned the property in the period of 1994-1996. Redhawk Resources Inc. leased the property starting October 3, 2003.

Four small prospect pits, dug by unknown persons, had explored outcroppings prior to the staking of the CAP claims in 1987. During 1988, Production Exploration Resources drilled 5 reverse circulation (RC) holes (T-88-1 to T-88-5), totaling 1845 feet (557 meters) on mercury-antimony anomalies.

Pegasus Gold Corporation completed soil geochemistry and drilled 29 reverse circulation holes (C1-29) for a total of 12,855 feet (3918 meters). A 5-foot interval (1.5 meters) of 24.4 ppm Au (0.712 oz Au/ton) was intersected in hole C-6 and a 5-foot interval (1.5 meters) of 11.0 ppm (0.321 oz Au/ton) in hole C-8. Otherwise only low gold values were obtained. Drill logs and assay sheets are incomplete, chips for C1 through C5 were not available After the drilling was completed, Pegasus Gold Corporation performed an induced polarization and resistivity survey over the central part of the target area. A magnetic survey, also perhaps done after the drilling, suggests magnetic low patterns near and parallel to the high resistivity trends.

In 1993, Production Exploration Resources drilled an additional 8 reverse circulation holes (T-93-6 to T-93-13) totaling 6270 feet (1912 meters). Significant intersections were cut in holes T-93-8, 6.2 ppm Au (0.181 oz Au/ton) across 10 feet (3 meters), and in hole T-93-9, 6.5 ppm Au (0.190 oz Au/ton) across 5 feet (1.5 meters).

In 1994-1996, Kennecott drilled 11 reverse circulation holes (CG-1 to CG-11) for a total of 7905 feet (2411 meters). No high-grade intersections were obtained, although hole CG-1 intercepted long intervals of low-grade gold and silver, similar to those found in the Cap Structure, enclosing six separate 5 foot intervals of >0.4 g/t gold. A soil geochemical survey was also completed.

In 1996 Newmont Exploration carried out a limited gravity survey over the central portion of the property.

Production Exploration Resources drilled a further 5 reverse circulation holes (T-00-14 to T-00-18) in 2000 totaling 6470 feet (1972 meters). Intersections were cut in hole T-00-15 of 15.4 ppm Au (0.449 oz Au/ton) across 5.0 feet (1.5 meters) and in hole T-00-18 of 31.0 ppm Au (0.904 oz Au/ton) across 5.0 feet (1.5 meters).

In total 35,345 feet (10,773 meters) of reverse circulation drilling in 58 holes has been completed since 1988.

In 2004 Redhawk Resources Inc. commissioned a gradient array resistivity (GAR) survey to cover approximately one square mile centered on the CAP Zone and the area of high gold and silver values encountered in RC drilling. Spontaneous Potential Gradient (SPG) readings were also recorded during the GAR survey. Also in June-July 2004, Redhawk drilled five angle, large diameter (HQ 2.5 inch core), core holes across the CAP Zone in the area of the RC drilling with high precious metal values. The core drill holes were designed to test below and/or laterally from the previous RC drilling. Drilling in the five core holes totaled 5,645 feet (1,720 meters) along approximately 1200 feet (365 meters) strike length of the CAP Zone.

There is no known mineral resource or mineral reserve estimates and there is no known mineral production from the property.

PROPOSED PROGRAM OF EXPLORATION

The ongoing exploration program will encompass expanded and detailed geology, identify alteration envelopes, expand the gravity, GAR and SPG geophysical surveys to delineate potential targets within the structure to be tested initially by RC with follow-up core drilling, and to delineate potential precious metals targets within other parallel structures identified by the geophysical studies.

Five core drill holes have intersected the Cap Zone based on results of the exploratory RC drilling and geophysical surveys which has confirmed and enhanced the interpretation of the deposit by previous operators. To further delineate the structure and mineralization distribution, large diameter core drilling program would provide more information on the configuration and mineralization of the vein systems.

The knowledge gained from the Cap Zone will be applied to other potential clusters of epithermal deposits in this structural belt covered by our company's land position.

There is no known mineral resource or mineral reserve estimates and there is no known mineral production from the property.

ROCK FORMATIONS AND MINERALIZATION

The Cap Gold Project is situated in the Toiyabe-Kawich Structural Zone of the Walker Lane Structural Belt. The Walker Lane is a terrane dominated by a series of parallel to sub-parallel, northwest trending, right lateral transcurrent faults that cross central and western Nevada. This belt hosts numerous precious metal districts and deposits; including Bullfrog, Goldfield, Tonopah, and Comstock Districts, and the Midway, Paradise Peak, and Rawhide deposits. Estimated production from the volcanic-hosted epithermal gold and silver deposits within this belt has exceeded 40 million ounces of gold and 540 million ounces of silver.

Mining Districts along the approximately 10 miles wide by 50 miles long Toiyabe-Kawich Structural Zone include (from north to south): Paradise Peak, Fairplay, Athens, Bell, Republic, Cloverdale, San Antonio, Baxter-Willow Springs, Midway, Hannapah, Ellendale, Golden Arrow, Silver Bow, and Eden Creek. The tertiary volcanic-hosted epithermal Cap Gold Project is on the southern projection of this Zone approximately 12 miles southeast of the Eden District.

The host rocks are rhyolite to rhyo-dacite to dacite in composition and of mid-Tertiary age. Precious metal values are hosted in silicified zones, stockworks, veins, and breccias developed along WNW, ENE, and E-W structures. Mineralized zones are enveloped by successive argillic and propylitic alteration haloes.

In 2004 a five hole core drill hole drill program program was undertaken by Redhawk Resources Inc. at Cap Gold. This program confirmed the presence of high gold grades (15.5 g/t gold over 4 feet in hole AC-2), and confirmed the presence of long intervals of low grade gold mineralization intersected in earlier RC drilling programs and increased the knowledge of the aurific epithermal system at Cap Gold. This program also confirmed the presence of a large, multi-episodic, precious metal bearing hydrothermal system. In addition strong argillic and strong silicification zones encountered in drilling appears to correspond well with the low and high resistivity trends, respectively, interpreted from the GAR/SPG survey.

There is no known mineral resource or mineral reserve estimates and there is no known mineral production from the property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low bid prices of our common stock for the periods indicated below are as follows:

        National Association of Securities Dealers OTC Bulletin Board(1)

            Quarter Ended                 High                Low
            -------------                 ----                ---
            August 31, 2010               1.18                0.58
            May 31, 2010                  1.20                1.01
            February 28, 2010             N/A(2)              N/A(2)
            November 30, 2009             N/A(2)              N/A(2)
            August 31, 2009               N/A(2)              N/A(2)
            May 31, 2009                  N/A(2)              N/A(2)
            February 28, 2009             N/A(2)              N/A(2)
            November 30, 2008             N/A(2)              N/A(2)

----------
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)  Our first trade occurred on March 4, 2010.

Our common shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, NV 89501 (Telephone:
775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares

On November 17, 2010, the list of stockholders for our shares of common stock showed 37 registered stockholders and 64,000,000 shares of common stock outstanding.

DIVIDENDS

We have not declared any dividends on our common stock since the inception of our company on July 20, 2006. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

EQUITY COMPENSATION PLAN INFORMATION

On July 30, 2010 our directors approved the adoption of the 2010 Stock Option Plan which permits our Company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan.

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at August 31, 2010.


                                                                                                  Number of Securities
                                Number of Securities to be                                      Remaining Available for
                                 Issued Upon Exercise of       Weighted-Average Exercise        Future Issuance Under
                                   Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                   Warrants and Rights           Warrants and Rights             (excluding column (a))
                                           (a)                           (b)                               (c)
   -------------                   -------------------           -------------------           -------------------------
Equity Compensation Plans to               N/A                           N/A                               N/A
be Approved by Security
Holders

Equity Compensation Plans Not
Approved by Security Holders           6,500,000                         N/A                           6,500,000(1)
                                       ---------                                                       -----------

TOTAL                                  6,500,000                         N/A                           6,500,000(1)
                                       =========                                                       ===========

----------
(1) Subsequent to the period, on October 6, 2010, we granted an aggregate of 5,400,000 stock options to ten individuals, including directors, officers, consultants and employees, pursuant to our 2010 Stock Plan, at an exercise price of $0.68 per share. Of the 5,400,000 stock options, 400,000 options are exercisable until October 5, 2012 and 5,000,000 options are exercisable until October 6, 2015. We issued the stock options to seven (7) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to three (3) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2010.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended August 31, 2010 and August 31, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATION

We endeavor to conduct exploration activities on our newly optioned property during the twelve month period beginning September 1, 2010. We estimate our operating expenses and working capital requirements for the twelve month period beginning September 1, 2010 to be as follows:

           Estimated Expenses For the Twelve Month Period Beginning
                               September 1, 2010

            General and Administrative Expenses          $  200,000
            Other Operating Expenses                     $  200,000
            Exploration Expenses                         $1,500,000
                                                         ----------
            TOTAL                                        $1,900,000
                                                         ==========

At present, our cash requirements for the next 12 months (beginning September 1, 2010) outweigh the funds available to maintain or develop our properties. Of the $1,900,000 that we require for the next 12 months, we had $2,146 in cash as of August 31, 2010 and a working capital deficit of $307,203. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. To improve our liquidity, we currently intend to pursue additional equity financing from private investors or possibly a registered public offering. However, there can be no assurance that we will be successful in raising the required capital or that our actual cash requirements will not exceed our estimates. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us.

CAPITAL EXPENDITURES

On November 9, 2010, we announced by press release our entry into a letter of intent to acquire the Kisita Gold Mine Property, an operational gold property four hours northwest of the capital city of Kampala, Uganda. The acquisition is subject to further negotiation and due diligence of the project satisfactory to us. As of the date of this Prospectus we have commenced corporate due diligence on the project and anticipate placing a team of geological consultants on the property in December to conduct onsite due diligence. However, there is no guarantee that we will proceed with an acquisition of the Kisita Gold Mine Property. Other than a potential investment toward the acquisition of the Kisita Gold Mine Property, we do not intend to invest in capital expenditures during the twelve-month period ending August 31, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

We expect to spend $200,000 during the twelve-month period ending August 31, 2011 on general and administrative expenses including website costs, loan amortization, rent, office equipment and other administrative related expenses.

OTHER OPERATING EXPENSES

We expect to spend $200,000 during the twelve-month period ending August 31, 2011 on operating expenses including consulting fees, exploration expenses, rent, and professional fees.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending August 31, 2011.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2011.

PERSONNEL PLAN

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009 AND FOR THE PERIOD FROM INCEPTION (JULY 20, 2006) TO AUGUST 31. 2010.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2010 and 2009.

Our operating results for the years ended August 31, 2010 and 2009 and for the period from Inception (July 20, 2006) to August 31, 2010 are summarized as follows:

                                                                  Inception
                                                              (July 20, 2006) to
                                     Year Ended August 31,        August 31,
                                     2010            2009            2010
                                   --------        --------        -------
Revenue                            $      0        $      0        $      0
Operating Expenses                 $674,503        $ 17,820        $746,058
Net Loss                           $689,292        $ 17,820        $760,847

REVENUES

We did not earn any revenues from our inception through year ended August 31, 2010 and have not subsequently earned any revenues.

EXPENSES

Our expenses for the years ended August 31, 2010 and 2009 and for the period from Inception (July 20, 2006) to August 31, 2010 are outlined in the table below:

OPERATING EXPENSES

                                                                  Inception
                                                              (July 20, 2006) to
                                     Year Ended August 31,        August 31,
                                     2010            2009           2010
                                   --------        --------       --------
Consulting Fees                    $537,230        $      0       $537,230
Exploration Expenses               $      0        $      0       $ 17,500
General administrative expenses    $ 28,381        $  2,165       $ 43,242
Rent Expense-Related Party         $  2,000        $  5,500       $  7,500
Professional Fees                  $106,892        $ 10,155       $140,586

The increase in expenses for the year ended August 31, 2010, compared to the same period in fiscal 2009, was mainly due to an increase in consulting fees payable to our president and chief executive officer in the form of options to purchase our common stock and an increase in general and administrative and professional fees resulting from payments made by us in respect of the Cap Gold Project.

LIQUIDITY AND FINANCIAL CONDITION AS AT AUGUST 31, 2010 AND AUGUST 31, 2009

Our financial position as at August 31, 2010 and 2009 was as follows:

WORKING CAPITAL
                                                     As at          As at
                                                   August 31,     August 31,
                                                     2010           2009
                                                   --------       --------
                                                      $              $
Current Assets                                       72,869          9,095
Current Liabilities                                 380,072            650
Working Capital  (Deficiency)                      (307,203)         8,445

Our working capital deficit decreased from $8,845 at August 31, 2009 to ($307,203) at August 31, 2010 primarily as a result of our convertible loan from Monaco Capital whereby Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At August 31, 2010, Monaco Capital Inc has advanced $259,679. The balance sheet at August 31, 2010 records the loan value at $240,142 due to the unamortized beneficial conversion feature on the convertible debt totaling $10,791. The initial beneficial conversion feature was valued at $16,833 of which $6,042 was amortized. Accrued interest relating to the loan totaled $8,746 as at August 31, 2010 and was recorded in accounts payable and accrued liabilities.

CASH FLOWS



                                                                                              Inception
                                                         Year Ended         Year Ended     (July 20, 2006) to
                                                         August 31,         August 31,         August 31,
                                                           2010               2009               2010
                                                         --------           --------           --------
                                                            $                  $                  $

Net cash provided by (used in) Operating Activities      (176,546)           (20,822)          (249,127)
Net cash provided by (used in) Investing Activities      (151,313)                --           (151,313)
Net cash provided by (used in) Financing Activities       322,586                 --            402,586
                                                         --------           --------           --------
Increase (Decrease) in Cash during the Year                (5,273)           (20,882)             2,146
Cash, Beginning of Year                                     7,419             28,241                 --
Cash, End of Year                                           2,146              7,419              2,146

Our principal source of funds has been from our loan from Monaco Capital Inc.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

We incurred a net loss for the years ending August 31, 2010 and 2009 of $689,292 and $17,820 respectively and at August 31, 2010 had a deficit accumulated during the exploration stage of $780,847. Since Inception (July 20, 2006) to August 31, 2010, we had commenced limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives.

Our ability to continue as a going concern is dependent on additional sources of capital and the success of our plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

NET LOSS PER COMMON SHARE

Our Company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from our inception on July 20, 2006) through August 31, 2010, our Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION

On August 1, 2009, our Company adopted the fair value recognition provisions of FASB ASC 718-10. Our Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

The Company records stock based compensation in accordance with the guidance in ASC 718. ASC Topic 718 requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standard Updated (ASC) 2010-13 related to Stock Compensation, Topic 718. ASC 2010-13 addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Awards of equity share options granted to an employee of an entity's foreign operation that provide a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles (GAAP) do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation's functional currency or the currency in which the employee's pay is denominated. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. We do not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of our Company.

In January 2010, the FASB issued ASU 2010-03, Extractive Activities--Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. We do not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of our Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. We do not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of our Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report beginning on page 23:

     Report of Independent Registered Public Accounting Firm, dated November 24, 2010.

     Audited Balance Sheets as at August 31, 2010 and 2009.

     Audited Statements of Operations for the years ended August 31, 2010 and 2009 and from inception (July 20, 2006) to August 31, 2010.

     Audited Statement of Changes in Stockholders' Equity (Deficit) from inception (July 20, 2006) to August 31, 2010.

     Audited Statements of Cash Flows for the years ended August 31, 2010 and 2009 and from inception (July 20, 2006) to August 31, 2010.

     Notes to the Financial Statements.

                [LETTERHEAD OF DE JOYA GRIFFITH & COMPANY, LLC]




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Paramount Gold Corp.
Toronto, Ontario, Canada

We have audited the accompanying balance sheets of American Paramount Gold Corp. (An Exploration Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and from inception (July 20, 2006) through August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Paramount Gold. (An Exploration Stage Company) as of August 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from inception (July 20, 2006) through August 31, 2010 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
------------------------------------------
Henderson, Nevada
November  24, 2010

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                                 Balance Sheets
                            (Stated in U.S. Dollars)

                                                                  August 31,         August 31,
                                                                    2010               2009
                                                                  --------           --------
                                                                  (Audited)          (Audited)
                                                                      $                  $

                                     ASSETS

CURRENT
  Cash                                                               2,146              7,419
  Prepaid and deposit                                               70,723              1,676
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                72,869              9,095

MINING CLAIM                                                       125,000                 --
WEBSITE (NET)                                                       23,389                 --
                                                                  --------           --------

TOTAL ASSETS                                                       221,258              9,095
                                                                  ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                          76,023                150
  Accounts payable - related party                                   1,000                500
  Notes payable                                                     62,907                 --
  Convertible loans payable - related party,
   net of unamortized discount of $10,791                          240,142                 --
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                          380,072                650
                                                                  --------           --------

TOTAL LIABILITIES                                                  380,072                650
                                                                  --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock
    150,000,000 authorized shares, par value $0.001
    64,000,000 shares issued and outstanding                        64,000             64,000
  Additional paid-in-capital                                       558,033             36,000
  Deficit accumulated during exploration stage                    (780,847)           (91,555)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (158,814)             8,445
                                                                  --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               221,258              9,095
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

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                            Statements of Operations
                            (Stated in U.S. Dollars)

                                                                                  From Inception
                                                  Twelve Months Ended           (July 20, 2006) to
                                             August 31,         August 31,          August 31,
                                               2010               2009                2010
                                           ------------       ------------        ------------
                                                $                  $                   $

REVENUES
  Revenues                                           --                 --                  --
                                           ------------       ------------        ------------
Total revenues                                       --                 --                  --
                                           ------------       ------------        ------------
EXPENSES
  Operating expenses
    Consulting expense                          537,230                 --             537,230
    Exploration expenses                             --                 --              17,500
    General and adminstrative                    28,381              2,165              43,242
    Rent expenses - related party                 2,000              5,500               7,500
    Professional fees                           106,892             10,155             140,586
                                           ------------       ------------        ------------
      Total operating expenses                  674,503             17,820             746,058
                                           ------------       ------------        ------------

NET LOSS FROM OPERATIONS                       (674,503)           (17,820)           (746,058)
                                           ------------       ------------        ------------
OTHER EXPENSE
  Amortization of debt discount                  (6,042)                --              (6,042)
  Interest expense                               (8,747)                --              (8,747)
                                           ------------       ------------        ------------
      Total other expense                       (14,789)                --             (14,789)
                                           ------------       ------------        ------------

Net loss                                       (689,292)           (17,820)           (760,847)
                                           ============       ============        ============

BASIC EARNINGS PER COMMON SHARE            $      (0.01)      $      (0.00)
                                           ------------       ------------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC                  64,000,000         64,000,000
                                           ============       ============


                 See accompanying notes to financial statements.

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                   Statement of Stockholders' Equity (Deficit)
               from Inception (July 20, 2006) to August 31, 2010
                            (Stated in U.S. Dollars)

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional      During the
                                                Common Shares            Paid In      Exploration
                                            Number          Amount       Capital         Stage           Total
                                            ------          ------       -------         -----           -----
Balance, July 20, 2006                            --       $    --      $     --      $      --        $      --

Issued for cash at $0.0005 per share      40,000,000        40,000            --        (20,000)          20,000
 on July 25, 2006

Net loss                                          --            --            --        (18,575)         (18,575)
                                          ----------       -------      --------      ---------        ---------
Balance, August 31, 2006                  40,000,000        40,000            --        (38,575)           1,425

Issued for cash at $0.0025 per share      24,000,000        24,000        36,000             --           60,000
 on December 20, 2006

Net loss                                          --            --            --        (15,058)         (15,058)
                                          ----------       -------      --------      ---------        ---------
Balance, August 31, 2007                  64,000,000        64,000        36,000        (53,633)          46,367

Net loss                                          --            --            --        (20,102)         (20,102)
                                          ----------       -------      --------      ---------        ---------
Balance, August 31, 2008                  64,000,000        64,000        36,000        (73,735)          26,265

Net loss                                          --            --            --        (17,820)         (17,820)
                                          ----------       -------      --------      ---------        ---------
Balance, August 31, 2009                  64,000,000        64,000        36,000        (91,555)           8,445

Beneficial conversion feature                     --            --        16,833             --           16,833
Stock options granted                             --            --       505,200             --          505,200

Net loss                                          --            --            --       (689,292)        (689,292)
                                          ----------       -------      --------      ---------        ---------

Balance, August 31, 2010                  64,000,000       $64,000      $558,033      $(780,847)       $(158,814)
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

                          AMERICAN PARAMOUNT GOLD CORP
                           (fka ZEBRA RESOURCES INC.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                            (Stated in U.S. Dollars)

                                                                      Twelve Months      Twelve Months      From Inception
                                                                          Ended              Ended       (July 20, 2006) to
                                                                        August 31,         August 31,         August 31,
                                                                          2010               2009               2010
                                                                        --------           --------           --------
                                                                           $                  $                  $
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              (689,292)           (17,820)          (760,847)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Amortization of website                                               2,924                 --              2,924
     Stock issued for services                                           505,200                 --            505,200
     Amortized debt discount                                               6,042                 --              6,042
  Change in operating assets and liabilities:
     Increase (decrease) in accounts payable and accrued liabilities      67,127             (1,826)            67,277
     Increase in accounts payable- related party                             500                500              1,000
     (Increase) in prepaids                                              (69,047)            (1,676)           (70,723)
                                                                        --------           --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                             (176,546)           (20,822)          (249,127)
                                                                        --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mining claims                                                         (125,000)                --           (125,000)
  Website                                                                (26,313)                --            (26,313)
                                                                        --------           --------           --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                             (151,313)                --           (151,313)
                                                                        --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Convertible loan proceeds - related party                              259,679                 --            259,679
  Notes payable proceeds                                                  62,907                 --             62,907
  Proceeds on sale of common stock                                            --                 --             80,000
                                                                        --------           --------           --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                 322,586                 --            402,586
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                           (5,273)           (20,822)             2,146

CASH, BEGINNING OF THE PERIOD                                              7,419             28,241                 --
                                                                        --------           --------           --------

CASH, END OF THE PERIOD                                                    2,146              7,419              2,146
                                                                        ========           ========           ========
NON CASH FINANCING ACTIVITIES
  Beneficial conversion feature                                           16,833                 --             16,833
                                                                        --------           --------           --------


                 See accompanying notes to financial statements.

1. DESCRIPTION OF THE BUSINESS AND HISTORY

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

On April 14, 2010, Dan Gravelle resigned as our President, Chief Executive Officer, Treasurer, Secretary and Chief Financial Officer.

On April 14, 2010, we entered into a consulting agreement with Wayne Parsons whereby the Company agreed to make monthly payments of Cdn $1,500 and to grant 1,000,000 options to acquire 1,000,000 shares of our common stock at a purchase price of US$1.00 per share. (Note 9 Stock Options)

On April 16, 2010, the Company entered into an agreement with Royce L. Hackworth and Belva L. Tomany in respect of 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada (the "Cap Gold Project"). In order to complete the transactions contemplated by the Agreement, the Company paid $125,000 to secure the option. (Note 4 Mineral Properties)

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our Company up to $500,000. The loan (including accrued interest) is convertible into common shares of our Company at a conversion price of $1.05 and will bear interest of 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. At August 31, 2010, Monaco Capital Inc. has advanced $250,933. The balance sheet at August 31, 2010 records the loan value at $240,142 due to the unamortized beneficial conversion feature of $10,791 (Note 7 Convertible Loan- Related Party).

On April 27, 2010, we appointed Mr. John Goodwin to the board of directors.

On July 19, 2010 we increased the numbers of directors on our board of directors from three to four and appointed J. Trevor Eyton to fill the ensuing vacancy.

On July 30, 2010 our directors approved the adoption of the 2010 Stock Option Plan which permits our Company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our Company upon the exercise of stock options granted under the 2010 Plan. (Note 9 Stock Options)

On August 30, 2010, Wayne Parsons resigned as our secretary and treasurer. His resignation was not the result of any disagreement regarding our operations, policies, practices or other disagreements, and he will remain as a member of our board of directors. As a result on August 30, 2010, we appointed Ann Dumyn as our secretary and treasurer.

On August 30, 2010 we increased the number of directors on our board of directors from four to seven and appointed Hugh Aird, Dr. H. Neville Rhoden and Leland Venner to fill the ensuing vacancies.

At August 31, 2010 our board of directors consists of 7 directors including Peter Jenks, Wayne Parsons, John Goodwin, J. Trevor Eyton, Hugh Aird, Dr. H. Neville Rhoden, and Leland Verner.

THE COMPANY TODAY -The Company is an exploration stage enterprise, as defined in FASB ASC 915-10 "Development Stage Entities".

As an exploration stage mining company we are engaged in the identification, acquisition, and exploration of metals and minerals with a focus on gold mineralization. Our current operational focus is to conduct exploration activities on the Cap Gold Project and to complete the terms of the Cap Gold option agreement (Note 4 Mineral Properties).

2. BASIS OF PRESENTATION AND GOING CONCERN

The balance sheet presented is that of the Company for the year ended August 31, 2010 and 2009. The statements of operations, cash flows and stockholders equity (deficit) reflect the changes in stockholders equity (deficit), the results of operations and the changes in cash flows of the Company for the year ended August 31, 2010 and 2009 and from inception (July 20, 2006) to August 31, 2010.

These accompanying financial statements have been prepared by management, who is
responsible  for  their  content,  in  accordance  with  accounting   principles
generally accepted in the United States of America.

The Company has not generated any revenue in the current year and has accumulated substantial losses, and require additional funds to maintain its operations. Management's plans in this regard are to raise equity and/or debt financing as required.

GOING CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $689,292 and $17,820 for the years ended August 31, 2010 and 2009. At August 31, 2010 and 2009, the Company had a deficit accumulated of $780,847 and $91,555, respectively. Since Inception (July 20, 2006) to August 31, 2010, the Company has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The  ability of the  Company to  continue  as a going  concern is  dependent  on additional  sources  of  capital  and the  success of the  Company's  plan.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

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

CAPITALIZED INTEREST

The Company capitalizes interest (Nil in 2010) on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below presents the carrying value and fair value of the Company's financial instruments.

The fair value represents management's best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the receivable from taxing authorities, approximate fair value because of the relatively short period of time between their origination and expected realization.

                                                                 Quoted         Significant       Significant
                                           Carrying value      Prices in           Other          Unobservable
                                             31-Aug-10         (Level 1)         (Level 2)         (Level 3)
                                             ---------         ---------         ---------         ---------
FINANCIAL ASSETS
  Cash and cash equivalents                  $  2,146          $  2,146          $     --          $     --
  Prepaid and deposits                         70,723                --            70,723                --
  Website (net)                                23,389                --            23,389                --
  Mining claims                               125,000                --           125,000                --

FINANCIAL LIABILITIES
  Accounts payable and accrued expenses        76,023                --            76,023                --
  Accounts payable- related parties             1,000                --             1,000                --
  Convertible notes -related party            240,142                --           240,142                --
  Notes payable                                62,907                --            62,907                --
                                             --------          --------          --------          --------

                                             31-Aug-09
                                             ---------
FINANCIAL ASSETS
  Cash and cash equivalents                  $  7,419          $  7,419          $     --          $     --
  Prepaid and deposits                          1,676                --             1,676                --
  Website (net)                                    --                --                --                --
  Mining claims                                    --                --                --                --

FINANCIAL LIABILITIES
  Accounts payable and accrued expenses           150                --               150                --
  Accounts payable- related parties               500                --               500                --
  Convertible notes -related party                 --                --                --                --
  Notes payable                                    --                --                --                --
                                             --------          --------          --------          --------

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

NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with FASB ASC 260 "Earnings per Share". Under the provisions of FASB ASC 260 "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through August 31, 2010, common stock equivalents are the rights conferred upon Monaco Capital Inc. pursuant to the convertible loan agreement (Note 7) and those arising from the 2010 Stock Option Plan (Note 9). These stock equivalents were not included as their effect was anti-dilutive for the periods presented.

STOCK-BASED COMPENSATION

On August 1, 2009, the Company adopted the fair value recognition provisions of FASB ASC 718-10 and 505-10. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

The Company records stock based compensation in accordance with the guidance in ASC 718. ASC Topic 718 requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company obtained financing during the year from Monaco Capital Inc. which holds 52% of the Company's common shares. The balance of the loan as at August 31, 2010 was $240,142.

4. MINERAL PROPERTIES AND WEBSITE DEVELOPMENT

On April 16, 2010, the Company entered into an option agreement to acquire a 100% long-term lease interest in 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada (the "Cap Gold Project"). The 189 claims making up the Cap Gold Project form a contiguous block of approximately 3,960 acres (1,602 hectares). The Company paid $125,000 to secure the option, giving it the right to acquire a 100% long-term lease interest in the Cap Gold Project. To exercise the option the Company must: (i) make ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years two (2) through five (5), $150,000 in years six (6) through twelve (12), $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incur expenditures on exploration of the Cap Gold Project of not less than an aggregate of $1,250,000 over five (5) years; and (iii) make production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our Company from production from the property. At our Company's election, the production royalty may be calculated either on a sliding scale or on a fixed production royalty basis, and must range from 1% to a maximum of 3%.

The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be realized. The Company capitalized $26,313 in Website development in the year. The net book value at August 31, 2010 was $23,389.

5. NEW ACCOUNTING PRONOUNCEMENTS

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

Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-03, Extractive Activities--Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. We do not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of our Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. This is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

6. NOTES PAYABLE

On August 27, 2010 the Company obtained a loan from an individual in the principal amount of $32,077. Due to its short term nature the Company agreed to pay the individual $6,493 as a premium. The note payable totalling $38,569 was due and payable on or before September 15, 2010. The note was paid in full on September 10, 2010.

Effective June 1, 2010 the Company obtained liability insurance for its directors and entered into a commercial premium finance agreement - promissory note for $30,720. At August 31, 2010 the balance owing AFCO was $24,338.

7. CONVERTIBLE LOAN - RELATED PARTY

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

The loan (including accrued interest) is convertible into securities of the Company at a conversion price of $1.05 per share. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company.

At August 31, 2010, Monaco Capital Inc has advanced to the Company $259,679. The balance sheets at August 31, 2010 and 2009 recorded the loan value at $240,142 and $Nil due to the unamortized beneficial conversion feature on the convertible debt totalling $10,791 and $Nil. The initial beneficial conversion feature was valued at $16,833 of which $6,042 was amortized. The beneficial conversion feature amount has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. Accrued interest at August 31, 2010 and 2009 relating to the loan totalling $8,746 and $Nil was recorded in accounts payable and accrued liabilities, respectively.

8. STOCKHOLDERS' EQUITY (DEFICIT)

The  Company  has  150,000,000   (75,000,000  pre-forward  stock  split)  shares
authorized with a par value of $0.001 per share.

Effective July 25, 2006, the Company issued 40,000,000 (20,000,000 pre-forward stock split) to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.0005 per share for total proceeds of $20,000, the shares were issued below par thus $20,000 was applied to accumulated deficit.

Effective December 20, 2006, the Company issued 24,000,000 (12,000,000 pre-forward stock split) shares of the Company's common stock pursuant to the Company's SB-2 prospectus offering at $0.0025 per share for total proceeds of $60,000.

On February 26, 2010, Monaco Capital Inc. acquired a controlling interest in the Company by purchasing 40,000,000 (20,000,000 pre-forward stock split) shares of our common stock in a private transaction.

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

On April 22, 2010, the Company entered into a convertible loan agreement with Monaco Capital Inc., a majority shareholder, resulting in a beneficial conversion feature valued at $16,833 which was applied to additional paid in capital.

9. STOCK OPTIONS

On April 14, 2010, the Company entered into a consulting agreement with Wayne Parsons, to act as President, CEO, CFO, Secretary and Treasurer of the Company. As part of the compensation package he was granted 1,000,000 fully vested, non-transferable stock options with an exercise price of $1.00.

Under SFAS 123 (R) (ASC 718 and 505), the fair value of options is estimated at the date of grant using a Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to "plain vanilla" options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the options's vesting term and contractual period.

The fair value of the options using the Black-Scholes option pricing model with the following weighted-average assumptions was recorded in the statement of operations as consulting expenses at a value of $505,200:

         Risk Free Interest Rate            1.07%
         Expected life                       913 days
         Expected volatility                  72%
         Dividend per share                 $Nil

On July 30, 2010, the Company adopted the 2010 Stock Option Plan which permits the Company to issue up to 6,500,000 shares of common stock to directors, officers, employees and consultants of the Company upon the exercise of stock options granted under the 2010 Plan. At the time of the grant of the option, the

Plan Administrator shall designate the expiration date of the option, which date shall not be later than five (5) years from the date of grant. The vesting schedule for each option shall be specified by the Plan Administrator at the time of grant of the Option. Effective September 29, 2010 the Plan provides for an exercise price to be established based on the Fair Market Value of a common share of the Company being the average of the high and low sales prices (or bid and ask prices, if sales prices are not reported) for the common stock for the last trading day immediately preceding the date with respect to which Fair Market Value is being determined, as reported for the principal trading market for the Common Stock.

A summary of the status of the Company's stock option plan as of August 31, 2010 and 2009 and changes during the years is presented below:

                                                     2010                           2009
                                           ------------------------       ------------------------
                                                           Weighted                       Weighted
                                                           Average                        Average
                                           Number of       Exercise       Number of       Exercise
                                           Shares #         Price $       Shares #        Price $
                                           --------         -------       --------        -------
Outstanding at beginning of year                 --            --             --             --
Granted                                   1,000,000          1.00             --             --
Exercised                                        --            --             --             --
Forfeited or cancelled                           --            --             --             --
                                          ---------         -----          -----          -----
Outstanding at end of year                1,000,000          1.00             --             --
                                          =========         =====          =====          =====
Exercisable                               1,000,000          1.00             --             --
                                          ---------         -----          -----          -----

10. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of August 31, 2010, the Company had net operating loss carry-forwards of approximately $255,646 which expire in varying amounts between 2026 and 2030. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

                                                    2010                2009
                                                  --------            --------

Federal net operating loss carryforward          $ 760,846           $  71,555
Less stock compensation                           (505,200)                 --

Net operating loss carryforward                    255,646                  --

Deferred Tax Assets:
  Net operating loss carryforward - 35%             89,476              25,044

Less: Valuation allowance                          (89,476)            (25,044)
                                                 ---------           ---------

Net Deferred Tax Assets                          $      --           $      --
                                                 =========           =========

Effective Tax Rate Reconciliation:
  Federal statutory tax rate                         -35.0%              -35.0%
  Change in valuation allowance                       35.0%               35.0%
                                                 ---------           ---------

Effective tax rate                                     0.0%                0.0%
                                                 =========           =========

11. RELATED PARTY TRANSACTIONS

The Company paid Dan Gravelle a rent payment of $2,000 for the period up to and including April 14, 2010 at which time Mr. Gravelle resigned as the director and officer of the Company. As of August 31, 2010 and 2009, the Company recorded $2,000 and $5,500 in rent expense to Mr. Gravelle, respectively. The balance owing totalling $1,000 at August 31, 2010 was paid in full on September 16, 2010.

At August 31, 2010, Monaco Capital Inc., a majority shareholder has advanced $259,679. The balance sheets at August 31, 2010 and 2009 recorded the loan value at $240,142 and $Nil due to the unamortized beneficial conversion feature on the convertible debt totalling $10,791 and $Nil. The initial beneficial conversion feature was valued at $16,833 of which $6,042 was amortized. The beneficial conversion feature amount has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. Accrued interest at August 31, 2010 and 2009 relating to the loan totalling $8,746 and $Nil was recorded in accounts payable and accrued liabilities, respectively.

12. COMMITMENTS AND CONTINGENCIES

On April 23, 2010 the Company entered into a consulting agreement with a consultant. The agreement can be terminated by either party upon thirty (30) days written notice to the other party. As compensation for the services, the Company agreed to pay to the consultant a monthly fee payable on the 15th day of each month for the term of the agreement. A further compensation was agreed upon whereby the Company will pay the consultant, within ten (10) days of the Company receiving, collectively since January 1, 2010, private placement funds equal to $500,000, an amount of $10,500. No further compensation is due as at September 30, 2010.

13. SUBSEQUENT EVENTS

On September 7, 2010, and October 13, 2010 Monaco Capital Inc. advanced $100,000 and $50,000 respectively. The total advanced under the Convertible Loan is $400,932.

On September 27, 2010, Peter Jenks and John Goodwin each resigned as members of our board of directors. Mr. Jenks' and Mr. Goodwin's resignations were not the result of any disagreements regarding our operations, policies, practices or other disagreements.

Since September 27, 2010, our board of directors has consisted of 5 directors including J. Trevor Eyton, Wayne Parsons, Hugh Aird, Dr. H. Neville Rhoden, and Leland Verner.

On September 29, 2010, Wayne Parsons resigned as our president, chief executive officer and chief financial officer. Mr. Parsons' resignation was not the result of any disagreements regarding the Company's operations, policies, practices or other disagreements and he remains a member of our board of directors. As a result on September 29, 2010, we appointed Hugh Aird as our president and chief executive officer and Ann Dumyn as our chief financial officer.

On April 14, 2010, we entered into a consulting agreement with Wayne Parsons whereby Mr. Parsons agreed to provide our Company with various consulting services as the president, chief executive officer, chief financial officer, secretary and treasurer. In consideration of his services, we agreed to provide Mr. Parsons with a monthly payment of CDN$1,500 and a one-time grant of 1,000,000 non-transferable options with each option to acquire one share of our common stock at a purchase price of US$1.00 per share, exercisable for five (5) years. The aforementioned 1,000,000 options were issued, and subsequently re-issued on October 6, 2010 at a renegotiated purchase price of $0.68 as part of the below described issuance under our 2010 Stock Plan.

On October 6, 2010, we granted an aggregate of 5,400,000 stock options to ten individuals, including directors, officers, consultants and employees, pursuant to our 2010 Stock Plan, at an exercise price of $0.68 per share. Of the 5,400,000 stock options, 400,000 options are exercisable until October 5, 2012 and 5,000,000 options are exercisable until October 6, 2015. We issued the stock options to seven (7) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to three (3) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On August 30, 2010, Wayne Parsons resigned as secretary and treasurer of the Company. On September 29, 2010 Mr. Parsons resigned as president, chief financial officer and chief executive officer of the Company. Concurrently on September 29, 2010, the consulting agreement dated April 14, 2010 between Mr. Parsons and the Company was terminated. In connection with the termination of the consulting agreement the Company agreed to cancel 1,000,000 fully vested stock options with an exercise price of $1.00 that were issued to Mr. Parsons on April 14, 2010 as compensation under the consulting agreement, and to issue to Mr. Parsons 1,000,000 fully vested stock options under the 2010 Stock Plan. The 1,000,000 options under the 2010 Stock Plan were issued on October 6, 2010 and are exercisable at a price of $0.68 until October 6, 2015. The 1,000,000 options issued on April 14, 2010 were cancelled effective November 18, 2010.

On November 8, 2010, we entered into a letter of intent with Lonsdale Acquisitions Corp. to acquire the Kisita Gold Mine Property, an operational gold property four hours northwest of the capital city of Kampala in Uganda. The Company has commenced onsite and corporate due diligence.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of August 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of August 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended August 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                              Position Held
  Name                       with the Company             Age            Date First Elected or Appointed
  ----                       ----------------             ---            -------------------------------
Hugh Aird                   President, Chief Executive    56     August 30, 2010 (as director) and September 29,
                            Officer, Director                    2010 (as President and Chief Executive Officer

Ann Dumyn                   Chief Financial Officer,      61     August 30, 2010 (as Secretary and Treasurer)
                            Secretary and Treasurer              and September 29, 2010 (as Chief Financial Officer)

John Trevor Eyton           Director                      76     July 19, 2010

Wayne Parsons               Director                      48     April 14, 2010

Dr. Henry Neville Rhoden    Director                      81     August 30, 2010

Leland Verner               Director                      65     August 30, 2010

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

HUGH AIRD--PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Since graduating from Harvard University, Hugh Aird has held numerous top level executive positions throughout the financial industry. From 1998 to 2002 he was the Managing Director at Berenson, Mineralla LTD, a firm providing Mergers & Acquisitions advisory services, and from 1994 to 1998 he was Vice-Chairman of Merrill Lynch Canada. From 2002 to 2004, Mr. Aird was President of DRIA Capital, a financial consulting firm. Since 2004, Mr. Aird has been the Vice-Chairman, North America, and Business Development for Edelman Public Relations.

Mr. Aird served as President of American Lithium Minerals, Inc. from September 29, 2009 until September 29, 2010, when he was appointed Chairman of the Board of Directors.

Mr. Aird resides in Toronto, Ontario, Canada.

ANN DUMYN--CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER

Since 2005 to present, Ann Dumyn has been the chief financial officer and corporate secretary of Exploration Syndicate, Inc., a private mineral exploration company based in Caledon, Ontario, Canada. She is responsible for the functions of financial reporting, planning, practices, financial stability and liquidity as well as managed all corporate records and filings.

Since April of 2010, Ms. Dumyn has also been the corporate director and a member of the audit committee of Kaskattama Inc., a renewable energy and mineral resources investment and development company based in Toronto, Ontario, Canada.

From April 2010 through November 15, 2010, Ms. Dumyn served as acting corporate secretary of American Lithium Minerals, Inc., a U.S. based mineral explorations company focused on the development of lithium and boron resources in Nevada. Her responsibilities included maintaining the company's books and records and filing of reports in accordance with the requirements of the Securities Exchange Commission.

Ms. Dumyn resides in Caledon, Ontario, Canada.

THE HONORABLE JOHN TREVOR EYTON, OC, QC - DIRECTOR

Over the years, J. Trevor Eyton has been a Director of a number of public and private companies. These include a number of communications companies in the 1970s, with financial and resource-based corporations subsequently dominating his attention.

These include Noranda Inc. (1981-2005), Norcen Energy Resources (1986-1996) including a year as Chairman), Barrick Gold Corporation (1990-2000) and Royal Trust Company Ltd. (1983-1993). He also served as a Director of General Motors of Canada Ltd. (1987-2004) and of Coca-Cola Enterprises Inc. (1998-2007). Currently Mr. Eyton continues to serve as an officer and director of a number of public companies, including Ivernia Inc. (as Chairman and a director) since 2000, Brookfield Asset Management Inc. (as a director) since 1979 and Magna International Inc. (as a director) since 2010.

Appointed to the Senate of Canada in 1990, Mr. Eyton served on a number of committees during his 19 year tenure. Amongst these he was a member of the Standing Committee on Energy, the Environment and Natural Resources from 1999 to 2004; the Transport and Communications Committee from 2002-2009; the Banking, Trade and Commerce Committee from 2006-2009; and the Standing Joint Committee on Scrutiny of Regulations from 2006-2009, finishing as Co-Chair.

Mr. Eyton is both an Officer of the Order of Canada and Queen's Counsel for Ontario, as well as the recipient of honorary Doctors of Laws from both the University of Waterloo and the University of King's College at Dalhousie (where he served as Chancellor from 1996 to 2001). In 2000 he was awarded Mexico's Aguila Azteca or "Aztec Eagle" - the highest award given to foreigners by the government of Mexico.

Mr. Eyton resides in Caledon, Ontario, Canada

WAYNE PARSONS--DIRECTOR

Wayne Parsons graduated University of Western Ontario 1985, Richard Ivey School of Business, and HBA. He began his career as an investment advisor in Toronto with Nesbitt Thomson Bongard, moving to RBC Dominion Securities in 1994 as Senior Investment Advisor. Mr. Parson's then joined National Bank Financial in 2003 as Senior Investment Advisor, working in London until 2008. He has been involved in many mining deals over the years and helped fund a number of junior mining projects in North America and abroad.

Mr. Parson resides in London, Ontario, Canada.

DR. HENRY NEVILLE RHODEN--DIRECTOR

Dr. H. Nevile Rhoden has experience in both exploration and mine development for base and precious metals. In his extensive career he has worked for Rio Tinto Minera (Spain) as exploration manager, South America regional manager for BP Minerals, and general manager for BP Minerals International in Mexico. Dr. Rhoden was Vice-President of Minerex Resources (US) and oversaw the development and operation of their open pit heap-leach mine in Nevada.

Dr. Rhoden has worked in many countries in North and South America as well as Africa and Asia, and visited many mines in Australia. As a consulting geologist he engaged in preparing resource evaluations, exploration programs, pre-feasibility studies and reports for stock exchanges. Dr. Rhoden's clients included Anglo American, Placer Dome, Newmont Overseas Exploration, Kazakhstan Minerals, Ecuadorian Minerals and others.

Dr. Rhoden was a founding Director of Exploration Syndicate, Inc. to August 2010 and served as Chair of the Board of Directors between July 2006 and November 2009.

Dr. Rhoden received a PhD (Mining Geology) at the Royal School of Mines, Imperial College, London UK. Dr. Rhoden is a certified member of the American Institution of Professional Geologists, and a member of the Society of Mining Engineers among other professional associations.

Dr. Rhoden resides in Reno, Nevada, USA.

LELAND VERNER--DIRECTOR

Since 1982, Leland Verner has been president of Illyria Inc., an independent advisory firm based in Toronto, Ontario, responsible for the activities of the company. Illyria Inc. integrates business strategy into corporate and shareholder value for clients with an emphasis on industry intelligence, business model analysis and a singular focus on creating shareholder value from events and transactions.

Mr. Verner is also a director and chairman of Avante Security Corp. Mr. Verner was chairman and chief executive officer of Invesprint Corporation and chairman of Vincor International Inc., both Toronto Stock Exchange listed companies. Mr. Verner is a graduate of Ryerson Polytechnical Institute, Faculty of Business
(1968).

Mr. Verner resides in Toronto, Ontario, Canada.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

     i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

     ii.  Engaging in any type of business practice; or

     iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
     (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

     i.   Any Federal or State securities or commodities law or regulation; or

     ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

     iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

OTHER DIRECTORSHIPS

None of our directors hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

BOARD OF DIRECTORS AND DIRECTOR NOMINEES

The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee's qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching a determination, and it is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

CONFLICTS OF INTEREST

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

     *    the corporation could financially undertake the opportunity;
     *    the opportunity is within the corporation's line of business; and
     * it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended August 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

On August 30, 2010 our board of directors appointed an audit committee consisting of our directors J. Trevor Eyton, Leland Verner and Hugh Aird. J. Trevor Eyton will serve as committee chair. Due to his subsequent appointment on September 29, 2010 as our President and Chief Executive Officer, Mr. Aird resigned from the audit committee on November 8, 2010. Wayne Parsons was concurrently appointed to fill the ensuing vacancy on the committee.

CODE OF ETHICS

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2010 and 2009; and
     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                     Change in
                                                                                      Pension
                                                                                     Value and
                                                                     Non-Equity     Nonqualified
 Name and                                                            Incentive        Deferred
 Principal                                     Stock      Option        Plan        Compensation    All Other
 Position          Year  Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)  Compensation($)  Totals($)
 --------          ----  ---------  --------  ---------  ---------  ---------------  -----------  ---------------  ---------

HUGH AIRD(1)       2010     Nil       Nil        Nil        Nil           Nil            Nil            Nil           Nil
President,         2009     N/A       N/A        N/A        N/A           N/A            N/A            N/A           N/A
Chief Executive
Officer and
Director (1)


ANN DUMYN(2)       2010     Nil       Nil        Nil        Nil           Nil            Nil            Nil           Nil
Chief Financial    2009     N/A       N/A        N/A        N/A           N/A            N/A            N/A           N/A
Officer,
Secretary
and Treasurer

WAYNE PARSONS(3),  2010     Nil       Nil        Nil      505,200(4)      Nil            Nil            Nil           Nil
Former President,  2009     N/A       N/A        N/A        N/A           N/A            N/A            N/A           N/A
Former Chief
Executive Officer,
Former Treasurer,
Former Chief
Financial Officer,
Former
Secretary, and
Director

DAN GRAVELLE(5),   2010     Nil       Nil        Nil        Nil           Nil            Nil            Nil           Nil
Former President,  2009     Nil       Nil        Nil        Nil           Nil            Nil            Nil           Nil
Chief Executive
Officer, Treasurer,
Chief Financial
Officer, Secretary
and Director

----------
(1) Hugh Aird became a member of our board of directors on August 30, 2010 and was appointed our president and chief executive officer on September 29, 2010.
(2) Ann Dumyn was appointed our secretary and treasurer on August 30, 2010, and has served as our chief financial officer since September 29, 2010.
(3) Wayne Parsons served as our secretary and treasurer from April 14, 2010 until August 30, 2010. He also served as our president, chief financial officer and chief executive from April 14, 2010 to September 29, 2010. Mr. Parsons has been a member of our board of directors since April 14, 2010.
(4) Includes 1,000,000 shares of our common stock underlying options exercisable by Mr. Parsons at a price of US$1.00 per share. The options vested upon issuance on April, 14 2010 and were subsequently cancelled on November 18, 2010 in consideration of the issuance to Mr. Parsons of 1,000,000 options under our 2010 Stock Plan. The fair value of the options using the Black-Scholes option pricing model was recorded in the statement of operations as consulting expenses at a value of $505,200.
(5) Mr. Gravelle was appointed the President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a director of our company on September 12, 2008. Mr. Gravelle resigned as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a director of our company on April 14, 2010.

STOCK OPTIONS/SAR GRANTS

During the period from inception (July 20, 2006) to August 31, 2010, we granted 1,000,000 non-transferable options to Wayne Parsons in consideration of his services as president, chief executive officer, chief financial officer, secretary and treasurer. The one-time grant was made on April 14, 2010 with each option to acquire one (1) share of our common stock at a purchase price of US$1.00 per share, exercisable for five (5) years. The aforementioned 1,000,000 options were issued on April 14, 2010 but were subsequently cancelled on November 18, 2010 in consideration of the issuance to Mr. Parsons of 1,000,000 options under our 2010 Stock Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended August 31, 2010 or August 31, 2009 by any officer or director of our company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended August 31, 2010.

COMPENSATION OF DIRECTORS

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended August 31, 2010, we did not pay any compensation or grant any stock options to our directors. However, on October 6, 2010 our board of directors set a fee of $250 per meeting whether held by telephone or in person. The fee will be payable quarterly, in arrears, beginning on November 30, 2010, to all directors not concurrently serving as officers of our company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

On April 14, 2010, we entered into a consulting agreement with Wayne Parsons whereby Mr. Parsons agreed to provide our company with various consulting services as the president, chief executive officer, chief financial officer, secretary and treasurer. In consideration of his services, we agreed to provide Mr. Parsons with a monthly payment of CDN$1,500 and a one-time grant of 1,000,000 non-transferable options with each option to acquire 1,000,000 shares of our common stock at a purchase price of US$1.00 per share, exercisable for five (5) years The aforementioned 1,000,000 options were issued on April 14, 2010 but were subsequently cancelled on November 18, 2010 in consideration for the issuance to Mr. Parsons of 1,000,000 options under our 2010 Stock Plan on October 6, 2010. Those options are exercisable at a price of $0.68 per share until October 6, 2015. The consulting agreement with Mr. Parsons was terminated upon his resignation as president and chief executive officer on September 29, 2010. No further compensation is payable under the agreement.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

INDEBTEDNESS OF DIRECTORS, SENIOR OFFICERS, EXECUTIVE OFFICERS AND OTHER MANAGEMENT

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

COMPENSATION COMMITTEE

On August 30, 2010, our Board of Directors appointed a compensation committee of the Board of Directors consisting of Neville Rhoden, Hugh Aird, and J. Trevor Eyton. Mr. Eyton will serve as Chair of the committee. Due to his subsequent appointment on September 29, 2010 as our President and Chief Executive Officer, Mr. Aird resigned from the compensation committee on November 8, 2010. Leland Verner was concurrently appointed to fill the ensuing vacancy on the committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 18, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                   Amount and Nature of          Percentage
Name and Address of Beneficial Owner               Beneficial Ownership          of Class %(1)
------------------------------------               --------------------          -------------
Hugh Aird (2)                                           1,000,000 (3)                 1.5
President, Chief Executive Officer, Director
148 A Balmoral Ave
Toronto, ON
Canada  M4V 1J4

J. Trevor Eyton (4)                                     1,000,000 (5)                 1.5
Director
130 Adelaide St. West Suite 3303
Toronto, ON
Canada M5H 3P5

Wayne Parsons (6)                                       1,000,000 (7)                 1.5
Director and former President,
Chief Executive Officer, Treasurer,
Secretary, Chief Financial Officer
1455 Corley Drive
London, ON
Canada N6G 2K4

Ann Dumyn (8)                                             500,000 (9)               * (10)
Chief Financial Officer, Secretary
and Treasurer
1325 Olde Base Line
Caledon, ON
Canada L7C 0K5

H. Neville Rhoden (11)                                    500,000 (12)              * (10)
Director
7024 Heatherwood Dr
Reno, NV
USA  89523

Leland Verner (13)                                        500,000 (14)              * (10)
Director
5A Thornwood Road
Toronto, ON
Canada  M4W 2R8

John Goodwin (15)                                         250,000 (16)              * (10)
Former Director
# 128, 2833 Broadmoor Blvd.
Sherwood Park, AB
Canada T8H 2H3

Dan Gravelle (17)                                          75,000 (18)              * (10)
Former President, Chief Executive
Officer, Treasurer, Chief Financial
Officer, Secretary and Director
29773 Niguel Road, Suite A
Laguna Niguel, CA  92677

Peter Jenks (19)                                           75,000 (20)              * (10)
Former Director
3 - 408 12th Avenue
Estevan SK S4A 1E5

Directors and Executive Officers
 as a Group (1)                                         5,400,000                    8.43%

Monaco Capital Inc. (21)
7 New Road, FL  2#6
Belize City, Belize                                    35,950,000                   56.17%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 18, 2010. As of November 18, 2010, there were 64,000,000 shares of our company's common stock issued and outstanding.
(2) Hugh Aird became a member of our board of directors on August 30, 2010 and was appointed our president and chief executive officer on September 29, 2010.

(3) Includes 1,000,000 shares of our common stock underlying options exercisable by Mr. Aird at a price of US$0.68 per share. The options vested upon issuance on October 6, 2010, are non-transferrable, and expire on October 6, 2015.
(4)  J. Trevor Eyton became a member of our board of directors on July 19, 2010.
(5) Includes 1,000,000 shares of our common stock underlying options exercisable by Mr. Eyton at a price of US$0.68 per share. The options vested upon issuance on October 6, 2010, are non-transferrable, and expire on October 6, 2015.
(6) Wayne Parsons served as our secretary and treasurer from April 14, 2010 until August 30, 2010. He also served as our president, chief financial officer and chief executive from April 14, 2010 to September 29, 2010. Mr. Parsons has been a member of our board of directors since April 14, 2010.
(7) Includes 1,000,000 shares of our common stock underlying options exercisable by Mr. Parsons at a price of US$0.68 per share. The options vested upon issuance on October 6, 2010, are non-transferrable, and expire on October 6, 2015.
(8) Ann Dumyn was appointed our secretary and treasurer on August 30, 2010, and has served as our chief financial officer since September 29, 2010.
(9) Includes 500,000 shares of our common stock underlying options exercisable by Ms. Dumyn at a price of US$0.68 per share. The options vested upon issuance on October 6, 2010, are non-transferrable, and expire on October 6, 2015.
(10) Less than 1%
(11) H. Neville Rhoden became a member of our board of directors on August 30, 2010.
(12) Includes 500,000 shares of our common stock underlying options exercisable by Dr. Rhoden at a price of US$0.68 per share. The options vested upon issuance on October 6, 2010, are non-transferrable, and expire on October 6, 2015.
(13) Leland Verner became a member of our board of directors on August 30, 2010.
(14) Includes 500,000 shares of our common stock underlying options exercisable by Mr. Verner at a price of US$0.68 per share. The options vested upon issuance on October 6, 2010, are non-transferrable, and expire on October 6, 2015.
(15) John Goodwin served as a member of our board of directors from April 28, 2010 to September 27, 2010.
(16) Includes 250,000 shares of our common stock underlying options exercisable by Mr. Goodwin at a price of US$0.68 per share. The options vested upon issuance on October 6, 2010, are non-transferrable, and expire on October 6, 2012.
(17) Dan Gravelle was appointed the President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a director of our company on September 12, 2008. Mr. Gravelle resigned as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a director of our company on April 14, 2010.
(18) Includes 75,000 shares of our common stock underlying options exercisable by Mr. Gravelle at a price of US$0.68 per share. The options vested upon issuance on October 6, 2010, are non-transferrable, and expire on October 6, 2012.

(19) Peter Jenks served as a member of our board of directors from November 30, 2009 to September 27, 2010.
(20) Includes 75,000 shares of our common stock underlying options exercisable by Mr. Jenks at a price of US$0.68 per share. The options vested upon issuance on October 6, 2010, are non-transferrable, and expire on October 6, 2012.
(21) K. Kaffa has voting and dispositive control over securities held by Monaco Capital Inc.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

CORPORATE GOVERNANCE

We currently act with five directors, consisting of Wayne Parsons, Hugh Aird, H. Neville Rhoden, Leland Verner and J. Trevor Eyton.

As of August 30, 2010, we have a standing audit committee and a standing compensation committee. We do not have a standing nominating committee, but our entire board of directors acts in that capacity. We believe that our audit committee and our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary at this time to have a standing nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2010 and for fiscal year ended August 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                           Year Ended August 31,
                                            2010           2009
                                           ------         ------
                                            ($)            ($)

                Audit Fees                  7,000          9,000
                Audit Related Fees            Nil            Nil
                Tax Fees                      Nil            Nil
                All Other Fees                Nil            Nil
                                           ------         ------
                Total                       7,000          9,000
                                           ======         ======

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit                          Exhibit
Number                         Description
------                         -----------

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

10.4 Option Cancellation Agreement between our company and Wayne Parsons dated November 18, 2010.

(31)     SECTION 302 CERTIFICATION

31.1* Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)     SECTION 906 CERTIFICATION

32.1*    Certification of Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICAN PARAMOUNT GOLD CORP.


                               /s/ Hugh Aird
                               -------------------------------------------------
                               Hugh Aird
                               President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

                               Date: November 29, 2010


                               /s/ Ann Dumyn
                               -------------------------------------------------
                               Ann Dumyn
                               Secretary Treasurer, Principal Financial Officer and Principal Accounting Officer

                               Date: November 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                      Date
     ---------                            -----                      ----


/s/ Hugh Aird                    President, Chief Executive    November 29, 2010
-------------------------------  Officer and Director
Hugh Aird


/s/ Wayne Parsons                Director                      November 29, 2010
-------------------------------
Wayne Parsons


/s/ J. Trevor Eyton              Director                      November 29, 2010
-------------------------------
J. Trevor Eyton


/s/ Dr. H. Neville Rhoden        Director                      November 29, 2010
-------------------------------
Dr. H. Neville Rhoden


/s/ Leland Vemer                 Director                      November 29, 2010
-------------------------------
Leland Verner