Form 10-Q
period 2010-11-30
American Paramount Gold Corp.
filed 2011-01-14
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2010

                                       or

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

130 King Street West, Suite 3670, Toronto, ON                       M5X 1A9
  (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number including area code: (416) 214-5640

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of common shares outstanding at January 7, 2011: 64,000,000

                          American Paramount Gold Corp.
                           (fka Zebra Resources Inc.)
                         (An exploration Stage Company)
                                      Index

                          PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                   2

        Balance Sheets at November 30, 2010 (unaudited) and
        August 31, 2010 (audited)                                              3

        Statements of Operations for the three months ended November 30,
        2010 and 2009, and for the period from inception (July 20, 2006)
        to November 30, 2010 (unaudited)                                       4

        Statement of Stockholders' Equity (Deficit) for the period from
        inception (July 20, 2006) to November 30, 2010                         5

        Statements of Cash Flows for the three months ended November 30,
        2010 and 2009, and for the period from inception (July 20, 2006)
        to November 30, 2010 (unaudited)                                       6

        Notes to Financial Statements (unaudited)                              7

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Balance Sheets - Presented in U.S. Dollars
--------------------------------------------------------------------------------

                                                                     November 30,            August 31,
                                                                         2010                   2010
                                                                     ------------           ------------
                                                                      (Unaudited)             (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                               $     13,761           $      2,146
  Prepaids and deposits                                                    34,018                 70,723
                                                                     ------------           ------------
  Total current assets                                                     47,779                 72,869
                                                                     ------------           ------------
  Mineral claim                                                           125,000                125,000
  Website, net                                                             21,196                 23,389
                                                                     ------------           ------------

TOTAL ASSETS                                                         $    193,975           $    221,258
                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $    141,861           $     76,023
  Accounts payable - related party                                             --                  1,000
  Notes payable                                                            64,284                 62,907
  Convertible loans payable - related party, net of unamortized discount of $6,595 and $10,791 as of November 30, 2010
   and 2009, respectively                                                 394,338                240,142
                                                                     ------------           ------------
TOTAL CURRENT LIABILITIES                                                 600,483                380,072
                                                                     ------------           ------------

TOTAL LIABILITIES                                                         600,483                380,072
                                                                     ------------           ------------

STOCKHOLDERS' DEFICIT
  Common stock
    150,000,000 authorized shares, par value $0.001
    64,000,000 shares issued and outstanding                               64,000                 64,000
  Additional paid-in capital                                            3,038,833                558,033
  Deficit accumulated during the exploration stage                     (3,509,341)              (780,847)
                                                                     ------------           ------------
TOTAL STOCKHOLDERS' DEFICIT                                              (406,508)              (158,814)
                                                                     ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    193,975           $    221,258
                                                                     ============           ============


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statements of Operations - Presented in U.S. Dollars
(Unaudited)
--------------------------------------------------------------------------------

                                                                                          From inception
                                                    For the Three Months                (July 20, 2006) to
                                                     Ended November 30,                    November 30,
                                                 2010                   2009                   2010
                                             ------------           ------------           ------------
REVENUES                                     $         --           $         --           $         --
                                             ------------           ------------           ------------
OPERATING EXPENSES
  Consulting expense                            2,496,769                     --              3,033,999
  Exploration expenses                            117,211                     --                134,711
  General and administrative                       25,783                    733                 69,025
  Rent expenses - related party                        --                  1,500                  7,500
  Management fees                                  33,212                     --                 33,212
  Professional fees                                41,738                  3,000                182,324
                                             ------------           ------------           ------------
TOTAL EXPENSES                                  2,714,713                  5,233              3,460,771

OTHER EXPENSES
  Amortization of debt discount                     4,196                     --                 10,238
  Interest expense                                  9,585                     --                 18,332
                                             ------------           ------------           ------------
TOTAL OTHER EXPENSE                                13,781                     --                 28,570
                                             ------------           ------------           ------------

NET LOSS                                     $ (2,728,494)          $     (5,233)          $ (3,489,341)
                                             ============           ============           ============

NET LOSS PER COMMON SHARE - BASIC            $      (0.04)          $      (0.00)
                                             ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC                           64,000,000             32,000,000
                                             ============           ============


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)  - Presented in US Dollars
(Unaudited)
--------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                Common Stock          Additional      During the
                                            --------------------       Paid-in       Exploration
                                            Number        Amount       Capital          Stage            Total
                                            ------        ------       -------          -----            -----
Balance, July 20, 2006                            --     $     --     $       --     $        --      $        --
Issued for cash at $0.0005 per share
 on July 26, 2006                         40,000,000       40,000             --         (20,000)          20,000
Net loss                                          --           --             --         (18,575)         (18,575)
                                         -----------     --------     ----------     -----------      -----------
Balance, August 31, 2006                  40,000,000       40,000             --         (38,575)           1,425
Issued for cash at $0.0025 per share
 on December 20, 2006                     24,000,000       24,000         36,000              --           60,000
Net loss                                          --           --             --         (15,058)         (15,058)
                                         -----------     --------     ----------     -----------      -----------
Balance, August 31, 2007                  64,000,000       64,000         36,000         (53,633)          46,367
Net loss                                          --           --             --         (20,102)         (20,102)
                                         -----------     --------     ----------     -----------      -----------
Balance, August 31, 2008                  64,000,000       64,000         36,000         (73,735)          26,265
Net loss                                          --           --             --         (17,820)         (17,820)
                                         -----------     --------     ----------     -----------      -----------
Balance, August 31, 2009                  64,000,000       64,000         36,000         (91,555)           8,445
Beneficial conversion feature                     --           --         16,833              --           16,833
Share-based compensation                          --           --        505,200              --          505,200
Net loss                                          --           --             --        (689,292)        (689,292)
                                         -----------     --------     ----------     -----------      -----------
Balance, August 31, 2010                  64,000,000       64,000        558,033        (780,847)        (158,814)
Share-based compensation                          --           --      2,480,800              --        2,480,800
Net loss                                          --           --             --      (2,728,494)      (2,728,494)
                                         -----------     --------     ----------     -----------      -----------
BALANCE, NOVEMBER 30, 2010                64,000,000     $ 64,000     $3,038,833     $(3,509,341)     $  (406,508)
                                         ===========     ========     ==========     ===========      ===========


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                   From inception
                                                                   For the Three Months          (July 20, 2006) to
                                                                    Ended November 30,              November 30,
                                                                2010                2009                2010
                                                            ------------        ------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                  $ (2,728,494)       $     (5,233)       $ (3,489,341)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of website                                       2,193                  --               5,117
     Stock based compensation                                  2,480,800                  --           2,986,000
     Amortized debt discount                                       4,196                  --              10,238
  Changes in operating assets and liabilities:
     Decrease (increase) in prepaids and deposits                 36,705                  --             (34,018)
     Increase (decrease) in accounts payable and
      accrued liabilities                                         65,838                (150)            141,861
     Increase (decrease) accounts payable - related party         (1,000)              1,500                  --
                                                            ------------        ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                           (139,762)             (3,883)           (380,143)
                                                            ------------        ------------        ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Mining claims                                                       --                  --            (125,000)
  Website                                                             --                  --             (26,313)
                                                            ------------        ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                                 --                  --            (151,313)
                                                            ------------        ------------        ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Convertible loan proceeds - related party                      150,000                  --             400,933
  Notes payable proceeds                                          49,518                  --             112,425
  Note payable payments                                          (48,141)                 --             (48,141)
  Proceeds from sale of common stock                                  --                  --              80,000
                                                            ------------        ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        151,377                  --             545,217
                                                            ------------        ------------        ------------
INCREASE (DECREASE) IN CASH                                       11,615              (3,883)             13,761
CASH, BEGINNING OF PERIOD                                          2,146               7,419                  --
                                                            ------------        ------------        ------------

CASH, END OF PERIOD                                         $     13,761        $      3,536        $     13,761
                                                            ============        ============        ============

NON-CASH FINANCING ACTIVITIES
  Beneficial conversion feature                             $         --        $         --        $     16,833
                                                            ============        ============        ============


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three Months Ended November 30, 2010
(Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements of American Paramount Gold Corp.(formally known as Zebra Resources, Inc.) (the "Company") should be read in conjunction with the Company's most recent filing of the Form 10-K which included the financial statements as of August 31, 2010. Significant accounting policies disclosed therein have not changed except as noted below.

In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2010 and the results of operation, stockholders' equity (deficit) and cash flows presented herein have been included in the financial statements. All adjustments are of a normal recurring nature.

GOING CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $2,728,494 and $5,233 for the three months ended November 30, 2010 and 2009. At November 30, 2010, the Company had a deficit accumulated during the exploration stage of $3,509,341. Since inception (July 20, 2006) to November 30 2010, the Company has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

On April 14, 2010, we entered into a consulting agreement with Wayne Parsons whereby Mr. Parsons agreed to provide our Company with various consulting services as the president, chief executive officer, chief financial officer, secretary and treasurer. In consideration of his services, we agreed to provide Mr. Parsons with a monthly payment of CDN$1,500 and a one-time grant of 1,000,000 non-transferable options to acquire one share of our common stock at a purchase price of US$1.00 per share, exercisable for five (5) years. These options were cancelled and re-issued on October 6, 2010 with a purchase price of $0.68 as part of the below described issuance under our 2010 Stock Plan. Under ASC (718) this concurrent cancellation and reissuance of options was accounted for as a modification. Accordingly, the Company incurred share-based compensation expense for the incremental difference in the fair value between the new award and the old award, measuring the old award's fair value immediately before the modification. In connection with this modification the Company recorded stock-based compensation of $276,000.

On August 30, 2010, Wayne Parsons resigned as secretary and treasurer of the Company. On September 29, 2010 Mr. Parsons resigned as president, chief

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three Months Ended November 30, 2010
(Unaudited)
--------------------------------------------------------------------------------

2. DESCRIPTION OF THE BUSINESS AND HISTORY

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

On September 7, 2010, and October 13, 2010 Monaco Capital Inc. advanced $100,000 and $50,000 respectively. The total advanced under the Convertible Loan is $400,933.

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

The Company is an exploration stage enterprise, as defined in FASB ASC 915-10 "Development Stage Entities". As an exploration stage mining company we are engaged in the identification, acquisition, and exploration of metals and minerals with a focus on gold mineralization. Our current operational focus is to conduct exploration activities on the Cap Gold Project and to complete the terms of the Cap Gold option agreement (Note 4 Mineral Properties).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
Cash consists of all highly liquid financial instruments purchased with an original maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB ASC 825 "Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market value of its assets and liabilities which are deemed to be financial instruments. The fair value represents management's best estimates based on a range of methodologies and assumptions. The carrying

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three Months Ended November 30, 2010
(Unaudited)
--------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NET LOSS PER COMMON SHARE
The Company computes net loss per share in accordance with FASB ASC 260 "Earnings per Share". Under the provisions of FASB ASC 260 "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through November 30, 2010, common stock equivalents are the rights conferred upon Monaco Capital Inc. pursuant to the convertible loan agreement (Note 6) and those arising from the 2010 Stock Option Plan (Note
8). These stock equivalents were not included as their effect was anti-dilutive for the periods presented.

STOCK-BASED COMPENSATION
On August 1, 2009, the Company adopted the fair value recognition provisions of FASB ASC 718-10 and 505-10. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

The Company records stock-based compensation in accordance with the guidance in ASC 718. ASC Topic 718 requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

CONCENTRATION OF CREDIT RISK
The Company places its cash and cash equivalents with high credit quality financial institutions. The Company obtained financing during the period from Monaco Capital Inc. which holds 52% of the Company's common shares. The balance of the loan as at November 30, 2010 was $394,338, net of debt discount.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three Months Ended November 30, 2010
(Unaudited)
--------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MINERAL PROPERTY COSTS
The Company has been in the exploration stage since its formation July 20, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisitions are capitalized and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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

The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes. The Company capitalized $26,313 in Website development in the year. The net book value at November 30, 2010 was $21,196.

5. NOTES PAYABLE

Effective June 1, 2010 the Company obtained liability insurance for its directors and entered into a unsecured commercial premium finance agreement - promissory note for $30,720 due in ten equal instalments with a finance charge of $1,187. At November 30, 2010 the balance owing AFCO was $14,766.

On August 27, 2010 the Company obtained a loan from an individual in the principal amount of $32,077. Due to its short-term nature the Company agreed to pay the individual $6,493 as a premium. The note payable totalling $38,570 was due and payable on or before September 15, 2010. The note was paid in full on September 10, 2010.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three Months Ended November 30, 2010
(Unaudited)
--------------------------------------------------------------------------------

5. NOTES PAYABLE (CONTINUED)

On November 26, 2010, the Company obtained a demand promissory note from Taio Investments Ltd. ("Taio") of $CDN$50,000 ($49,518 US). Due to its short-term nature the Company agreed to pay Taio $5,000 as a premium. The note payable totalling $55,000 was due and payable on December 6, 2010. The note was paid in full on December 6, 2010.

6. CONVERTIBLE LOAN - RELATED PARTY

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

At November 30, 2010, Monaco Capital Inc has advanced to the Company $400,933. The balance sheets at November 30, 2010 and August 31, 2010 recorded the loan value at $394,338 and $240,142 due to the unamortized beneficial conversion feature on the convertible debt totalling $6,595 and $10,791. The initial beneficial conversion feature was valued at $16,833 of which $10,238 has been amortized. The beneficial conversion feature amount has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. Accrued interest at November 30, 2010 and August 31, 2010 relating to the loan totalling $18,331 and $8,746, respectively was recorded in accounts payable and accrued liabilities.

7. STOCKHOLDERS' EQUITY (DEFICIT)

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

On March 17, 2010, the Company filed a Plan of Merger, Merger Agreement and Certificate of Change with the Nevada Secretary of State to affect a forward stock split of its common shares on a 2 new for 1 old basis. The change was approved by FINRA effective April 12, 2010. As a result, our authorized capital increased from 75,000,000 to 150,000,000 shares of common stock and our issued and outstanding increased from 32,000,000 shares of common stock to 64,000,000 shares of common stock, all with a par value of $0.001. All references in these financial statements and notes to the financial statements to the number of shares, price per share and weighted average number of shares outstanding of

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three Months Ended November 30, 2010
(Unaudited)
--------------------------------------------------------------------------------

7. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

common stock prior to this stock split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

On April 22, 2010, the Company entered into a convertible loan agreement with Monaco Capital Inc., a majority shareholder, resulting in a beneficial conversion feature valued at $16,833 which was applied to additional paid in capital.

8. STOCK OPTIONS

On April 14, 2010, the Company entered into a consulting agreement with Wayne Parsons, to act as President, CEO, CFO, Secretary and Treasurer of the Company. As part of the compensation package he was granted 1,000,000 fully vested, non-transferable stock options with an exercise price of $1.00. These options were cancelled and re-issued on October 6, 2010 with a purchase price of $0.68 under our 2010 Stock Plan. Under ASC(718) this concurrent cancellation and reissuance of options was accounted for as a modification. Accordingly, the Company incurred share-based compensation expense for the incremental difference in the fair value between the new award and the old award, measuring the old award's fair value immediately before the modification. In connection with this modification the Company recorded stock-based compensation of $276,000.

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to "plain vanilla" options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the options's vesting term and contractual period. The fair value of the options using the Black-Scholes option pricing model with the following assumptions was recorded in the statement of operations as consulting expenses at a value of $505,200:

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

On October 6, 2010, an aggregate of 5,400,000 stock options was granted to ten individuals, including directors, officers, consultants and employees, pursuant to our 2010 Stock Plan, at an exercise price of $0.68 per share. Of the 5,400,000 stock options, 400,000 options are exercisable until October 5, 2012 and 5,000,000 options are exercisable until October 6, 2015. These stock options all vest immediately.

The fair value of the 5,400,000 options using the Black-Scholes option pricing model with the following assumptions was recorded in the statement of operations as consulting expenses at a value of $2,480,800:

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three Months Ended November 30, 2010
(Unaudited)
--------------------------------------------------------------------------------

8. STOCK OPTIONS (CONTINUED)

     Risk Free Interest Rate      0.38% and 1.16% respectively
     Expected life                730 days and 1825 days respectively
     Expected volatility          85.4%
     Dividend per share           $Nil

A summary of the status of the Company's stock option plan as of November 30, 2010 and changes during the three months is presented below:

                                            Number of          Weighted Average
                                          Stock Options       Exercise Price ($)
                                          -------------       ------------------

     BALANCE, AUGUST 31, 2010               1,000,000                1.00

     Granted                                5,400,000                0.68
     Cancelled                             (1,000,000)              (1.00)
                                           ----------              ------

     BALANCE, NOVEMBER 30, 2010             5,400,000                0.68
                                           ==========              ======

9. SUBSEQUENT EVENTS

On November 8, 2010, we entered into a non-binding letter of intent with Lonsdale Acquisitions Corp. to acquire the Kisita Gold Mine Property, an operational gold property four hours northwest of the capital city of Kampala in Uganda. The Company has commenced onsite and corporate due diligence.

On December 6, 2010 Monaco Capital Inc. advanced $100,000. The total advanced under the Convertible Loan is $500,933.

On December 9, 2010 the Company, having performed the due diligence required to acquire the Kisita Gold Mine Property, advised Lonsdale Acquisition Corporation that it declined to proceed with the purchase agreement under its current terms and conditions.

On December 16, 2010 Leland Verner resigned as a member of our board of directors. Mr. Verner's resignation was not the result of any disagreements regarding our operations, policies, practices or other disagreements.

On December 17, 2010 the Company entered into a Convertible Loan agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000 for a term of one year. The convertible loan agreement replaced the original agreement with Monaco Capital Inc., dated April 22, 2010 and provided that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010, be treated as if issued under the terms of the new agreement. The loan is unsecured and shall bear interest at the rate of 10% per annum payable on the due date. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company's common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three Months Ended November 30, 2010
(Unaudited)
--------------------------------------------------------------------------------

9. SUBSEQUENT EVENTS (CONTINUED)

On December 29, 2010 Monaco Capital Inc. advanced $100,000. The total advanced under the Convertible Loan is $621,596.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our Company's audited financial statements and 10-K for the year ended August 31, 2010 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean American Paramount Gold Corp.

GENERAL OVERVIEW

We were incorporated under the laws of the State of Nevada on July 20, 2006 under the name Zebra Resources, Inc. At inception, we were an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

On February 26, 2010, Monaco Capital Inc. acquired a controlling interest in our company by purchasing 20,000,000 shares of our common stock in a private transaction.

On March 17, 2010, we effected a 1 old for 2 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 to 150,000,000 shares of common stock and our issued and outstanding increased from 32,000,000 shares of common stock to 64,000,000 shares of common stock, all with a par value of $0.001.

Also effective March 17, 2010, we changed our name from Zebra Resources, Inc. to American Paramount Gold Corp., by way of a merger with our wholly owned subsidiary American Paramount Gold Corp., which was formed solely for the change of name.

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 12, 2010 under the stock symbol APGA. Our CUSIP number is 02882T 05.

On April 16, 2010, we entered into an agreement with Royce L. Hackworth and Belva L. Tomany in respect of an option to acquire 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada known as the Cap Gold Project. The 189 claims making up the Cap Gold Project form a contiguous block of approximately 3,960 acres (1,602 hectares). We paid $125,000 to secure the option, giving us the right acquire a 100% long-term lease interest in the Cap Gold Project. To exercise the option we must: (i) make ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years two (2) through five (5), $150,000 in years six
(6) through twelve (12), $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incur expenditures on exploration of the Cap Gold Project of not less than an aggregate of $1,250,000 over five (5) years; and (iii) make production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our company from production from the property. At our company's election, the production royalty may be calculated either on a sliding scale or on a fixed production royalty basis, and must range from 1% to a maximum of 3%.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At November 30, 2010, Monaco Capital Inc. has advanced $400,933. The balance sheet at November 30, 2010 records the loan value at $394,338 due to the unamortized beneficial conversion feature on the convertible debt totalling $6,595. The initial beneficial conversion feature was valued at $16,833 of which $10,238 was amortized. Accrued interest relating to the loan totalling $18,331 as at November 30, 2010 was recorded in accounts payable and accrued liabilities.

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

On November 9, 2010, we entered into a non-binding letter of intent to acquire the Kisita Gold Mine Property, an operational gold property four hours northwest of the capital city of Kampala, Uganda. The acquisition was subject to further negotiation and due diligence of the project satisfactory to us. On December 9, 2010 our company, having performed the due diligence required to acquire the Kisita Gold Mine Property, advised Lonsdale Acquisition Corporation that we declined to proceed with the purchase agreement under its current terms and conditions. Discussions with Lonsdale Acquisition Corporation are ongoing.

On December 17, 2010, we entered into a convertible loan agreement with Monaco Capital which replaces the original convertible loan agreement entered into on April 22, 2010 in its entirety. Under the December 17, 2010 convertible loan agreement, Monaco Capital has agreed to loan our company up to $5,000,000. The loan bears interest at a rate of 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. On December 29, 2010, we received $100,000 from Monaco pursuant to the terms of the convertible loan agreement.

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
                                                               ==========

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $1,900,000 that we require for the next 12 months, we had $13,761 in cash as of November 30, 2010. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan is convertible into common shares of our company at a conversion price of $1.05. On December 6, 2010 Monaco Capital Inc. advanced $100,000 To date, $500,933 has been advanced under the April 2010 loan agreement. On December 17, 2010, we entered into a convertible loan agreement with Monaco Capital which replaces the original convertible loan agreement entered into on April 22, 2010 in its entirety. Under the December 17, 2010 convertible loan agreement, Monaco Capital has agreed to loan our company up to $5,000,000. The loan bears interest at a rate of 10% per annum.

On December 17, 2010 the Company entered into a Convertible Loan agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000 for a term of one year. The convertible loan agreement replaced the original agreement with Monaco Capital Inc., dated April 22, 2010 and provided that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010, be treated as if issued under the terms of the new agreement. The loan is unsecured and shall bear interest at the rate of 10% per annum payable on the due date. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company's common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company.

On December 29, 2010 Monaco Capital Inc. advanced $100,000. The total advanced under the Convertible Loan is $621,596.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended November 30, 2010 and 2009 which are included herein.

Our operating results for the three months ended November 30, 2010, for the three months ended November 30, 2009 and the changes between those periods for the respective items are summarized as follows:

                                                                  Change Between
                                 Three Months     Three Months     Three Month
                                    Ended            Ended        Period Ended
                                 November 30,     November 30,     November 30,
                                     2010             2009             2009
                                  ----------       ----------       ----------
                                     ($)              ($)              ($)
Revenue                                  Nil              Nil              Nil
Consulting expenses               (2,496,769)             Nil       (2,496,769)
Exploration expenses                (117,211)             Nil         (117,211)
General and administrative           (25,783)            (733)         (25,050)
Rent expenses - related party            Nil           (1,500)           1,500
Management fees                      (33,212)             Nil          (33,212)
Professional fees                    (41,738)          (3,000)         (38,738)
                                  ----------       ----------       ----------
Net loss from operations          (2,714,713)          (5,233)      (2,709,480)
                                  ==========       ==========       ==========

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

CONSULTING EXPENSES

The $2,496,769 increase in consulting expenses for the three months ended November 30, 2010 was due to the valuation of the stock options granted to directors, officers and consultants of $2,480,800 and payments to two consultants of $15,969.

EXPLORATION EXPENSES

Exploration expenses increased by $117,211 during the three months ended November 30, 2010 as compared to the three months ended November 30, 2009 due to our work on the Cap Gold Project for $89,711 and the Kisika Project for $27,500.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $25,050 during the three months ended November 30, 2010 as compared to the three months ended November 30, 2009 due to amortization of $2,193, insurance costs of $9,675, travel expenses of $2,846 and other office expenses of $10,336.

RENT EXPENSES

Rent expenses decreased by $1,500 during the three months ended November 30, 2010 as compared to the three months ended November 30, 2009 as a result of termination of the rental agreement.

MANAGEMENT FEES

Management fees increased by $33,212 during the three months ended November 30, 2010 as compared to the three months ended November 30, 2009 as a result of the payment for services of the president of $16,798 and the secretary/treasurer of $16,414, commencing October 1, 2009 and September 1, 2009 respectively.

PROFESSIONAL FEES

Professional fees increased by $38,738 during the three months ended November 30, 2010 compared to the three months ended November 30, 2009 due to an increase in administration and accounting services of $23,915, legal fees of $13,823 and audit fees of $1,000.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                       November 30,   August 31,
                                                           2010          2010
                                                        ---------     ---------
Current assets                                          $  47,779     $  72,869
Current liabilities                                       600,483       380,072
                                                        ---------     ---------
Working capital (deficit)                               $(552,704)    $(307,203)

CASH FLOWS

                                                          Three Months Ended
                                                              November 30,
                                                           2010          2009
                                                        ---------     ---------
Cash flows provided by (used in) operating activities   $(139,762)    $  (3,883)
Cash flows provided by (used in) investing activities         Nil           Nil
Cash flows provided by (used in) financing activities     151,377           Nil
                                                        ---------     ---------
Increase (decrease) in cash and cash equivalents        $  11,615     $  (3,883)
                                                        =========     =========

OPERATING ACTIVITIES

Net cash used by operating activities was $139,762 for the three months ended November 30, 2010 compared with cash used by operating activities of $3,883 in the same period in 2009. The difference was largely due to an overall increase in cash expenditures and an increase in prepaids.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the three months ended November 30, 2010 compared to net cash used in investing activities of $Nil in the same period in 2009.

FINANCING ACTIVITIES

Net cash from financing activities for the three months ended November 30, 2010 was $151,377 and for the three months ended November 30, 2009 was $Nil. During the three months ended November 30, 2010, Monaco Capital Inc. advanced our company $150,000 pursuant to a convertible loan agreement dated April 22, 2010.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from inception (July 20, 2006) through November 30, 2010, our company had no potentially dilutive securities.

STOCK-BASED COMPENSATION

On August 1, 2009, the company adopted the fair value recognition provisions of FASB ASC 718-10. The company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

MINERAL PROPERTY COSTS

The Company has been in the exploration stage since its formation July 20, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisitions are capitalized and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

GOING CONCERN

Our company has incurred a net loss $2,728,494 for the three month period ended November 30, 2010 [2009 - $5,233] and at November 30, 2010 had a deficit accumulated during the development stage of $3,509,341. Since inception (July 20, 2006) to November 30, 2010, our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), to allow for timely decisions regarding required disclosure.

As of November 30, 2010, the end the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any "reserve" and any funds that we spend on exploration will probably be lost.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $13,761 as of November 30, 2010. At November 30, 2010, we had working capital deficit of $552,704. We incurred a net loss of $2,728,494 for the three month period ended November 30, 2010 and $3,489,341 since inception. We estimate our average monthly operating expenses to be approximately $150,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated November 29, 2009, to comment about our company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company's ability to continue as a going concern. Although there are no assurances that management's plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority's requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 6, 2010, we granted an aggregate of 5,400,000 stock options to ten individuals, including directors, officers, consultants and employees, pursuant to our 2010 stock option plan, at an exercise price of $0.68 per share. Of the 5,400,000 stock options, 400,000 options are exercisable until October 6, 2012 and 5,000,000 options are exercisable until October 6, 2015. All the stock options vested upon issuance.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On December 16, 2010, Leland D. Verner resigned as a director of our company. Mr. Verner's resignation was not the result of any disagreements regarding our operations, policies, practices or other disagreements.

Our board of directors now consists of J. Trevor Eyton, Wayne Parsons, Hugh Aird, and Dr. H. Neville Rhoden.

ITEM 6. EXHIBITS

Exhibit No.                             Description
-----------                             -----------

(3)      ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4 Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

(10)     MATERIAL CONTRACTS

10.1 Mineral Lease Agreement between Royce L. Hackworth and Belva L. Tomany and our company dated April 16, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 19, 2010).

10.2     Consulting agreement with Vista Partners LLC dated January 29, 2010

10.3* Convertible Loan Agreement between our company and Monaco Capital Inc. dated December 17, 2010.

(31)     RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

31.1* Section 302 Certification of the Principal Executive Officer under Sarbanes-Oxley Act of 2002

31.2* Section 302 Certification of the Principal Financial Officer and Principal Accounting Officer under Sarbanes-Oxley Act of 2002

(32)     SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification of the Principal Executive Officer under Sarbanes-Oxley Act of 2002

32.2* Section 906 Certification of the Principal Financial Officer and Principal Accounting Officer under Sarbanes-Oxley Act of 2002

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

                                AMERICAN PARAMOUNT GOLD CORP.
                                       (Registrant)


Date: January 13, 2011          /s/ Hugh Aird
                                -----------------------------------------------
                                Hugh Aird
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)


Date: January 13, 2011          /s/ Ann Dumyn
                                -----------------------------------------------
                                Ann Dumyn
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial Officer and Principal
                                Accounting Officer)