Form 10-Q
period 2011-02-28
American Paramount Gold Corp.
filed 2011-04-14
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2011

                                       or

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

Number of common shares outstanding at April 8, 2011: 64,000,000

                          American Paramount Gold Corp.
                           (fka Zebra Resources Inc.)
                         (An exploration Stage Company)

                                      Index

                          PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Balance Sheets at February 28, 2011 (unaudited) and
        August 31, 2010 audited                                               3

        Statements of Operations for the three and six months ended
        February 28, 2011 and 2010, and for the period from inception
        (July 20, 2006) to February 28, 2011 (unaudited)                      4

        Statement of Stockholders' Equity (Deficit) for the period
        from inception (July 20, 2006) to February 28, 2011 (unaudited)       5

        Statements of Cash Flows for the six months ended February 28,
        2011 and 2010, and for the period from inception (July 20, 2006)
        to February 28, 2011 (unaudited)                                      6

        Notes to Financial Statements (unaudited)                             7

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Balance Sheets - Presented in U.S. Dollars

                                                                February 28,            August 31,
                                                                    2011                   2010
                                                                ------------           ------------
                                                                 (Unaudited)             (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                          $      1,192           $      2,146
  Other receivable                                                    12,968                     --
  Prepaid and deposits                                                 9,676                 70,723
                                                                ------------           ------------
  Total current assets                                                23,836                 72,869
Mineral claim                                                        125,000                125,000
Website (net)                                                         19,004                 23,389
                                                                ------------           ------------

TOTAL ASSETS                                                    $    167,840           $    221,258
                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $    143,815           $     76,023
  Accounts payable - related party                                        --                  1,000
  Notes payable                                                        3,191                 62,907
  Convertible loans payable - related party, net of
   unamortized discount of $4,649 and $10,791 as of
   February 28, 2011 and August 31, 2010, respectively               676,948                240,142
                                                                ------------           ------------
Total current liabilities                                            823,954                380,072
                                                                ------------           ------------

TOTAL LIABILITIES                                                    823,954                380,072
                                                                ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock
    150,000,000 authorized shares, par value $0.001
    64,000,000 shares issued and outstanding                          64,000                 64,000
  Additional paid-in capital                                       3,038,833                558,033
  Deficit accumulated during the exploration stage                (3,758,947)              (780,847)
                                                                ------------           ------------
TOTAL STOCKHOLDERS' DEFICIT                                         (656,114)              (158,814)
                                                                ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    167,840           $    221,258
                                                                ============           ============

                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statements of Operations - Presented in U.S. Dollars
(Unaudited)

                                                                                                          From inception
                                          For the Three Months               For the Six Months         (July 20, 2006) to
                                            Ended February 28,                Ended February 28,           February 28,
                                         2011              2010            2011              2010              2011
                                     ------------      ------------    ------------      ------------      ------------
REVENUES                             $         --      $         --    $         --      $         --      $         --

OPERATING EXPENSES
  Consulting expense                           --                --       2,496,769                --         3,033,999
  Exploration expenses                     94,695                --         211,906                --           229,406
  General and administrative               57,911               727          83,694             1,460           126,936
  Rent expenses - related party                --             1,500              --             3,000             7,500
  Management fees                          37,869                --          71,081                --            71,081
  Professional fees                        37,757             9,879          79,495            12,879           220,081
                                     ------------      ------------    ------------      ------------      ------------
TOTAL EXPENSES                            228,232            12,106       2,942,945            17,339         3,689,003

OTHER EXPENSES
  Amortization of debt discount             1,946                --           6,142                --            12,184
  Interest expense                         19,428                --          29,013                --            37,760
                                     ------------      ------------    ------------      ------------      ------------
                                           21,374                --          35,155                --            49,944
                                     ------------      ------------    ------------      ------------      ------------

NET LOSS                             $   (249,606)     $    (12,106)   $ (2,978,100)     $    (17,339)     $ (3,738,947)
                                     ============      ============    ============      ============      ============

NET LOSS PER COMMON SHARE - BASIC    $      (0.00)     $      (0.00)   $      (0.05)     $      (0.00)
                                     ============      ============    ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING - BASIC     64,000,000        32,000,000      64,000,000        32,000,000
                                     ============      ============    ============      ============

                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit) - Presented in US Dollars
(Unaudited)

                                                                                      Deficit
                                                                                    Accumulated
                                              Common Stock           Additional      During the
                                            ------------------        Paid-in       Exploration
                                            Number      Amount        Capital          Stage            Total
                                            ------      ------        -------          -----            -----
Balance, July 20, 2006                            --    $    --      $       --     $        --      $        --
Issued for cash at $0.0005 per share
 on July 26, 2006                         40,000,000     40,000              --         (20,000)          20,000
Net loss                                          --         --              --         (18,575)         (18,575)
                                         -----------    -------      ----------     -----------      -----------
Balance, August 31, 2006                  40,000,000     40,000              --         (38,575)           1,425
Issued for cash at $0.0025 per share
 on December 20, 2006                     24,000,000     24,000          36,000              --           60,000
Net loss                                          --         --              --         (15,058)         (15,058)
                                         -----------    -------      ----------     -----------      -----------
Balance, August 31, 2007                  64,000,000     64,000          36,000         (53,633)          46,367
Net loss                                          --         --              --         (20,102)         (20,102)
                                         -----------    -------      ----------     -----------      -----------
Balance, August 31, 2008                  64,000,000     64,000          36,000         (73,735)          26,265
Net loss                                          --         --              --         (17,820)         (17,820)
                                         -----------    -------      ----------     -----------      -----------
Balance, August 31, 2009                  64,000,000     64,000          36,000         (91,555)           8,445
Beneficial conversion feature                     --         --          16,833              --           16,833
Share-based compensation                          --         --         505,200              --          505,200
Net loss                                          --         --              --        (689,292)        (689,292)
                                         -----------    -------      ----------     -----------      -----------
Balance, August 31, 2010                  64,000,000     64,000         558,033        (780,847)        (158,814)
Share-based compensation                          --         --       2,480,800              --        2,480,800
Net loss                                          --         --              --      (2,978,100)      (2,978,100)
                                         -----------    -------      ----------     -----------      -----------

BALANCE, FEBRUARY 28, 2011                64,000,000    $64,000      $3,038,833     $(3,758,947)     $  (656,114)
                                         ===========    =======      ==========     ===========      ===========

                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)

                                                                                                 From inception
                                                                    For the Six Months         (July 20, 2006) to
                                                                     Ended February 28,           February 28,
                                                                  2011              2010              2011
                                                              ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                    $ (2,978,100)     $    (17,339)     $ (3,738,947)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of website                                         4,385                --             7,309
     Stock issued for services                                   2,480,800                --         2,986,000
     Amortized debt discount                                         6,142                --            12,184
  Changes in operating assets and liabilities:
     Decrease (increase) in prepaids and deposits                   61,047             1,676            (9,676)
     Increase in other receivable                                  (12,968)               --           (12,968)
     Increase  in accounts payable and accrued liabilities          67,792             8,163           143,815
     (Decrease) increase accounts payable - related party           (1,000)            1,500                --
                                                              ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                             (371,902)           (6,000)         (612,283)
                                                              ------------      ------------      ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Mining claims                                                         --                --          (125,000)
  Website                                                               --                --           (26,313)
                                                              ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                   --                --          (151,313)
                                                              ------------      ------------      ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Convertible loan proceeds - related party                        430,664                --           681,597
  Notes payable proceeds                                            55,000                --           117,907
  Notes payable payments                                          (114,716)               --          (114,716)
  Proceeds from sale of common stock                                    --                --            80,000
                                                              ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          370,948                --           764,788
                                                              ------------      ------------      ------------
(DECREASE) INCREASE IN CASH                                           (954)           (6,000)            1,192

CASH, BEGINNING OF PERIOD                                            2,146             7,419                --
                                                              ------------      ------------      ------------

CASH, END OF PERIOD                                           $      1,192      $      1,419      $      1,192
                                                              ============      ============      ============
NON-CASH FINANCING ACTIVITIES
  Beneficial conversion feature                               $         --      $         --      $     16,833
                                                              ============      ============      ============

                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Six Months Ended February 28, 2011
(Unaudited)

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

In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2011 and the results of operation, stockholders' equity (deficit) and cash flows presented herein have been included in the financial statements. All adjustments are of a normal recurring nature.

GOING CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $2,978,100 and $17,339 for the six months ended February 28, 2011 and 2010. At February 28, 2011, the Company had a deficit accumulated during the exploration stage of $3,758,947. Since inception (July 20, 2006) to February 28, 2011, the Company has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

On April 14, 2010, we entered into a consulting agreement with Wayne Parsons whereby Mr. Parsons agreed to provide our Company with various consulting services as the president, chief executive officer, chief financial officer, secretary and treasurer. In consideration of his services, we agreed to provide Mr. Parsons with a monthly payment of CDN$1,500 and a one time grant of 1,000,000 non transferable options to acquire one share of our common stock at a purchase price of US$1.00 per share, exercisable for five (5) years. These options were cancelled and re-issued on October 6, 2010 with a purchase price of $0.68 as part of the below described issuance under our 2010 Stock Plan. Under ASC (718) this concurrent cancellation and reissuance of options was accounted for as a modification. Accordingly, the Company compared the fair value of the options cancelled to the fair value of the options reissued on October 6, 2010. In connection with this modification the Company recorded stock-based compensation of $276,000.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Six Months Ended February 28, 2011
(Unaudited)

2. DESCRIPTION OF THE BUSINESS AND HISTORY

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

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Six Months Ended February 28, 2011
(Unaudited)

2. DESCRIPTION OF THE BUSINESS AND HISTORY (CONTINUED)

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

On December 29, 2010, Monaco Capital Inc. advanced $100,000. The total advanced under the Convertible Loan is $621,596.

On February 15, 2011, Monaco Capital Inc. advanced $60,000. The total advanced under the Convertible Loan is $681,596.

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

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Six Months Ended February 28, 2011
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NET LOSS PER COMMON SHARE
The Company computes net loss per share in accordance with FASB ASC 260 "Earnings per Share". Under the provisions of FASB ASC 260 "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through February 28, 2011, common stock equivalents are the rights conferred upon Monaco Capital Inc. pursuant to the convertible loan agreement (Note 6) and those arising from the 2010 Stock Option Plan (Note
8). These stock equivalents were not included as their effect was anti-dilutive for the periods presented.

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

The Company records stock-based compensation in accordance with the guidance in ASC 718. ASC Topic 718 requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share based awards on a graded vesting basis over the vesting period of the award.

CONCENTRATION OF CREDIT RISK
The Company places its cash and cash equivalents with high credit quality financial institutions. The Company obtained financing during the period from Monaco Capital Inc. which holds 52% of the Company's common shares. The balance of the loan as at February 28, 2011 was $676,948, net of debt discount.

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

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Six Months Ended February 28, 2011
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes. The Company capitalized $26,313 in Website development in the 2010 fiscal year. The net book value at February 28, 2011 was $19,004.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Six Months Ended February 28, 2011
(Unaudited)

5. NOTES PAYABLE

Effective June 1, 2010 the Company obtained liability insurance for its directors and entered into a unsecured commercial premium finance agreement - promissory note for $30,720 due in ten equal instalments with a finance charge of $1,187. At February 28, 2011 the balance owing AFCO was $3,191.

On August 27, 2010 the Company obtained a loan from an individual in the principal amount of $32,077. Due to its short-term nature the Company agreed to pay the individual $6,493 as a premium. The note payable totalling $38,570 was due and payable on or before September 15, 2010. The note was paid in full on September 10, 2010.

On November 26, 2010, the Company obtained a demand promissory note from Taio Investments Ltd. ("Taio") of CDN$50,000 ($49,518 US). Due to its short term nature the Company agreed to pay Taio $5,000 as a premium. The note payable totalling $55,000 was due and payable on December 6, 2010. The note was paid in full on December 6, 2010.

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

The loan (including accrued interest) is convertible into securities of the Company at a conversion price of $1.05 per share. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company. At December 17, 2010, Monaco Capital Inc has advanced to the Company $500,933.

On December 17, 2010 the Company entered into a new convertible loan agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000 for a term of one year. The convertible loan agreement replaced the original agreement with Monaco Capital Inc., dated April 22, 2010 and provided that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010, be treated as if issued under the terms of the new agreement. The loan is unsecured and shall bear interest at the rate of 10% per annum payable on the due date. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company's common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Six Months Ended February 28, 2011
(Unaudited)

6. CONVERTIBLE LOAN - RELATED PARTY (CONTINUED)

The balance sheets at February 28, 2011 and August 31, 2010 recorded the loan value at $676,948 and $240,142 due to the unamortized beneficial conversion feature on the convertible debt totalling $4,649 and $10,791. The initial beneficial conversion feature was valued at $16,833 of which $12,184 has been amortized. The beneficial conversion feature amount has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the new convertible loan. Accrued interest at February 28, 2011 and August 31, 2010 relating to the loan totalling $12,095 and $8,746, respectively was recorded in accounts payable and accrued liabilities.

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

8. STOCK OPTIONS

On April 14, 2010, the Company entered into a consulting agreement with Wayne Parsons, to act as President, CEO, CFO, Secretary and Treasurer of the Company. As part of the compensation package he was granted 1,000,000 fully vested, non transferable stock options with an exercise price of $1.00. These options were cancelled and re issued on October 6, 2010 with a purchase price of $0.68 under our 2010 Stock Plan. Under ASC(718) this concurrent cancellation and reissuance of options was accounted for as a modification. Accordingly, the Company compared the fair value of the options cancelled to the fair value of the options reissued on October 6, 2010. In connection with this modification the Company recorded stock-based compensation of $276,000.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Six Months Ended February 28, 2011
(Unaudited)

8. STOCK OPTIONS (CONTINUED)

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

On October 6, 2010, an aggregate of 5,400,000 stock options was granted to ten individuals, including directors, officers, consultants and employees, pursuant to our 2010 Stock Plan, at an exercise price of $0.68 per share. Included in the 5,400,000 stock options granted was 1,000,000 re-issued to Wayne Parsons as discussed in Note 8. Of the 5,400,000 stock options, 400,000 options are exercisable until October 5, 2012 and 5,000,000 options are exercisable until October 6, 2015. These stock options all vest immediately.

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
             Dividend per share           $Nil

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Six Months Ended February 28, 2011
(Unaudited)

8. STOCK OPTIONS (CONTINUED)

A summary of the status of the Company's stock option plan as of February 28, 2011 and changes during the six months is presented below:

                                        Number of            Weighted Average
                                      Stock Options         Exercise Price ($)
                                      -------------         ------------------
BALANCE, AUGUST 31, 2010                1,000,000                  1.00
  Granted                               5,400,000                  0.68
  Cancelled                            (1,000,000)                (1.00)
                                       ----------                ------

BALANCE, FEBRUARY 28, 2011              5,400,000                  0.68
                                       ==========                ======

9. SUBSEQUENT EVENT

On March 1, 2011, we entered into a consulting agreement with Illyria Inc., (whose executive, Leland Verner, is a former director of the Company) to provide strategic planning and business development services to the Company. The agreement has a term ending December 31, 2012 and a fee of $120,000 per annum with eligibility for additional compensation in the form of warrants or options at the discretion of the Company.

On March 1, 2011, we entered into a consulting agreement with Wayne Parsons, a director of the Company, to provide strategic planning and business development services to the Company. The agreement has a term ending December 31, 2012 and a fee of $60,000 per annum with eligibility for additional compensation in the form of warrants or options at the discretion of the Company.

On March 2, 2011, we approved a Private Placement Offering (the "Offering") to sell up to a maximum of 40,000,000 units ("Units") of the Company's securities at $0.10 per Unit, each Unit consisting of one common share (a "Share") and one-half of one common share purchase warrant (each whole warrant a "Warrant") entitling the holder to subscribe for one Share at a price of $0.15 per Share for a period of 18 months from closing. The Offering was made pursuant to
Section 4(2) of the Securities Act of 1933 and applicable exemptions in other jurisdictions to Accredited Investors.

On March 2, 2011, we cancelled 5,400,000 stock options previously granted on October 6, 2010 to various directors, officers, and consultants of the Company pursuant to our 2010 Stock Plan. The cancelled options constituted all of the active stock options of the Company as at the cancellation date and were variably exercisable for a term of 2 or 5 years at an exercise price of $0.68 per share. The cancellations were made in accordance with cancellation agreements between the Company and the respective option holders.

On March 2, 2011, we granted 5,150,000 stock options to the officers, directors, and consultants of the Company in accordance with our 2010 Stock Plan, at an exercise price of $0.12 per share. Of the 5,150,000 stock options, 150,000 options are exercisable until March 2, 2013 and 5,000,000 options are exercisable until March 2, 2016. These stock options all vest immediately.

On March 28, 2011 an Accredited Investor purchased 2,500,000 Units of the Company's securities under the Private Placement Offering for net proceeds of $250,000.

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

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our company and the terms "we", "us", "our" and "our company" mean American Paramount Gold Corp.

GENERAL OVERVIEW

We were incorporated under the laws of the State of Nevada on July 20, 2006 under the name Zebra Resources Incorporated (aka "Zebra Resources, Inc.") At inception, we were an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

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

Also effective March 17, 2010, we changed our name from Zebra Resources Incorporated to American Paramount Gold Corp., by way of a merger with our wholly owned subsidiary American Paramount Gold Corp., which was formed solely for the change of name.

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 12, 2010 under the stock symbol APGA. Our CUSIP number is 02882T 05.

On April 16, 2010, we entered into an agreement with Royce L. Hackworth and Belva L. Tomany in respect of an option to acquire 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada known as the Capgold Project. The 189 claims making up the Capgold Project form a contiguous block of approximately 3,960 acres (1,602 hectares). We paid $125,000 to secure the option, giving us the right acquire a 100% long-term lease interest in the Capgold Project. To exercise the option we must: (i) make ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years 2 through 5, $150,000 in years 6 through 12, $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incur expenditures on exploration of the Capgold Project of not less than an aggregate of $1,250,000 over 5 years; and (iii) make production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our company from production from the property. At our company's election, the production royalty may be calculated either on a sliding scale or on a fixed production royalty basis, and must range from 1% to a maximum of 3%.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At December 17, 2010, Monaco Capital Inc. has advanced to the Company $500,933.

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

On December 17, 2010, we entered into a new convertible loan agreement with Monaco Capital Inc. which replaces the original convertible loan agreement entered into on April 22, 2010 in its entirety and provides that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010, be treated as if issued under the terms of the new agreement. Under the December 17, 2010 convertible loan agreement, Monaco Capital has agreed to loan our company up to $5,000,000. The loan bears interest at a rate of 10% per annum and is convertible (including accrued interest) into securities of our company at a conversion price calculated as the mean volume weighted average price for our company's common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The principal amount of the loan and accrued interest is due and payable one year from the effective date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At February 28, 2011, Monaco Capital Inc. has advanced $681,597. The balance sheet at February 28, 2011 records the loan value at $676,948 due to the unamortized beneficial conversion feature on the convertible debt totalling $4,649. The beneficial conversion feature amount has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the new convertible loan. Accrued interest relating to the loan totalling $12,095 as at February 28, 2011 was recorded in accounts payable and accrued liabilities.

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

Our current operational focus is to conduct exploration activities on the Capgold Project and to complete the terms of the Capgold option agreement.

CASH REQUIREMENTS

We intend to conduct exploration activities on our Capgold Project property over the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

               ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

      General, administrative, and corporate expenses          $  400,000
      Operating expenses                                       $  200,000
      Exploration                                              $2,500,000
                                                               ----------
      TOTAL                                                    $3,100,000
                                                               ==========

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $3,100,000, that we require for the next 12 months, we had $1,192 in cash as of February 28, 2011. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan is convertible into common shares of our company at a conversion price of $1.05. On December 6, 2010 Monaco Capital Inc. advanced $100,000. To date, $500,933 has been advanced under the April 2010 loan agreement.

On December 17, 2010 our company entered into a convertible loan agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000 for a term of one year. The convertible loan agreement replaced the original agreement with Monaco Capital Inc., dated April 22, 2010 and provided that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010, be treated as if issued under the terms of the new agreement. The loan is unsecured and shall bear interest at the rate of 10% per annum payable on the due date. Our company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of our company at a conversion price calculated as the mean volume weighted average price for our company's common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if our company has not paid the loan and accrued interest in full, the lender may, by providing written notice to our company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of our company.

On December 29, 2010 Monaco Capital Inc. advanced $100,000. The total advanced under the convertible loan is $621,596.

On February 15, 2011 Monaco Capital Inc. advanced $60,000. The total advanced under the convertible loan is $681,596.

RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended February 28, 2011 and 2010 which are included herein.

Our operating results for the three months ended February 28, 2011, for the three months ended February 28, 2010 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                                  Three Month
                                                                 Period Ended
                                Three Months    Three Months   February 28, 2011
                                   Ended           Ended             and
                                February 28,    February 28,      February 28,
                                   2011            2010              2010
                                 --------        --------          --------
                                    ($)             ($)               ($)

Revenue                               Nil             Nil               Nil
Consulting expenses                   Nil             Nil               Nil
Exploration expenses              (94,695)            Nil           (94,695)
General and administrative        (57,911)           (727)          (57,184)
Rent expenses - related party         Nil          (1,500)            1,500
Management fees                   (37,869)            Nil           (37,869)
Professional fees                 (37,757)         (9,879)          (27,878)
                                 --------        --------          --------
Net loss from operations         (228,232)        (12,106)         (216,126)
                                 ========        ========          ========

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPLORATION EXPENSES

Exploration expenses increased by $94,695 during the three months ended February 28, 2011 as compared to the three months ended February 28, 2010 due to our work on the Capgold Project for $63,695 and the Kisita Project for $31,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $57,184 during the three months ended February 28, 2011 as compared to the three months ended February 28, 2010 due to amortization of $2,193, insurance costs of $9,675, travel expenses of $13,767 and other office expenses of $19,317.

RENT EXPENSES

Rent expenses decreased by $1,500 during the three months ended February 28, 2011 as compared to the three months ended February 28, 2010 as a result of termination of the rental agreement.

MANAGEMENT FEES

Management fees increased by $39,869 during the three months ended February 28, 2011 as compared to the three months ended February 28, 2010 as a result of the payment for services of the president of $22,718 and the secretary/treasurer of $15,150, commencing October 1, 2009 and September 1, 2009 respectively.

PROFESSIONAL FEES

Professional fees increased by $27,878 during the three months ended February 28, 2011 compared to the three months ended February 28, 2010 due to an increase in administration and accounting services of $9,567, legal fees of $21,689 and audit fees of $6,500.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                              February 28,         August 31,
                                                 2011                 2010
                                              ----------           ----------
Current assets                                $   23,836           $   72,869
Current liabilities                              823,954              380,072
Working capital (deficit)                     $ (800,118)          $ (307,203)


CASH FLOWS

                                                            Six Months Ended February 28,
                                                              2011                 2010
                                                           ----------           ----------
Cash flows provided by (used in) operating activities      $ (371,902)          $   (6,000)
Cash flows provided by (used in) investing activities             Nil                  Nil
Cash flows provided by (used in) financing activities         370,948                  Nil
                                                           ----------           ----------
Increase (decrease) in cash and cash equivalents           $     (954)          $   (6,000)
                                                           ==========           ==========

OPERATING ACTIVITIES

Net cash used by operating activities was $371,902 for the six months ended February 28, 2011 compared with cash used by operating activities of $6,000 in the same period in 2010. The difference was largely due to an overall increase in cash expenditures and an increase in accounts payable and accrued liabilities.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the six months ended February 28, 2011 compared to net cash used in investing activities of $Nil in the same period in 2010.

FINANCING ACTIVITIES

Net cash from financing activities for the six months ended February 28, 2011 was $370,948 and for the six months ended February 28, 2010 was $Nil. During the six months ended February 28, 2011, Monaco Capital Inc. advanced our company $410,000 pursuant to a convertible loan agreement.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

On August 1, 2009, our company adopted the fair value recognition provisions of FASB ASC 718-10 and 505-10. Our company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

Our company records stock-based compensation in accordance with the guidance in ASC 718. ASC Topic 718 requires our company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Our company recognizes the cost of all share based awards on a graded vesting basis over the vesting period of the award.

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

MINERAL PROPERTY COSTS

Our company has been in the exploration stage since its formation July 20, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisitions are capitalized and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

Although our company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee our company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

GOING CONCERN

Our company has incurred a net loss $249,606 for the three month period ended February 28, 2011 [2010 - $12,106] and at February 28, 2011 had a deficit accumulated during the development stage of $3,758,947. Since inception (July 20, 2006) to February 28, 2011, our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

The ability of our company to continue as a going concern is dependent on additional sources of capital and the success of our company's plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors, shareholders or investors to meet our obligations over the next twelve months. Other than a convertible loan agreement with Monaco Capital Inc., we do not have any further arrangements in place for any future debt. On March 2, 2011 we approved a private placement offering to sell up to a maximum of 40,000,000 units of our company's securities at $0.10 per unit, each unit consisting of one common share and one-half of one common share purchase warrant entitling the holder to subscribe for one share at a price of $0.15 per share for a period of 18 months from closing.

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

As of February 28, 2011, the end the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $1,192 as of February 28, 2011. At February 28, 2011, we had working capital deficit of $800,118. We incurred a net loss of $249,606 for the three month period ended February 28, 2011 and $3,738,947 since inception. We estimate our average monthly operating expenses to be approximately $150,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 28, 2011 we issued 2,500,000 units at $0.10 per unit to an accredited investor for net proceeds of $250,000. Each unit consists of one common share and one-half of one common share purchase warrant, each whole warrant entitling the holder to subscribe for one share at a price of $0.15 per share for a period of 18 months. The securities were issued pursuant to a private placement approved by our board of directors under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On March 1, 2011, we entered into a consulting agreement with Illyria Inc., (whose executive, Leland Verner, is a former director of our company) to provide strategic planning and business development services to our company. The agreement has a term ending December 31, 2012 and a fee of $120,000 per annum with eligibility for additional compensation in the form of warrants or options at the discretion of our company.

On March 1, 2011, we entered into a consulting agreement with Wayne Parsons, a director of our company, to provide strategic planning and business development services to our company. The agreement has a term ending December 31, 2012 and a fee of $60,000 per annum with eligibility for additional compensation in the form of warrants or options at the discretion of our company.

ITEM 6. EXHIBITS

Exhibit
  No.                               Description
  ---                               -----------

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

10.2 2010 Stock Option Plan (incorporated by reference from our Current Report on Form 8-K filed on August 25, 2010).

10.3 Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 25, 2010).

10.4* Convertible Loan Agreement between our company and Monaco Capital Inc. dated December 17, 2010.

10.5*    Consulting agreement with Illyria Inc. dated March 1, 2011

10.6*    Consulting agreement with Wayne Parsons dated March 1, 2011

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

                                AMERICAN PARAMOUNT GOLD CORP.
                                        (Registrant)


Date: April 14, 2011            /s/ Hugh Aird
                                ------------------------------------------------
                                Hugh Aird
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)


Date: April 14, 2011            /s/ Ann Dumyn
                                ------------------------------------------------
                                Ann Dumyn
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial Officer and Principal
                                Accounting Officer)