Form 10-Q
period 2011-05-31
American Paramount Gold Corp.
filed 2011-07-15
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______to _______

Commission File Number: 333-138148

AMERICAN PARAMOUNT GOLD CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-5243308
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 King Street West, Suite 3670, Toronto, ON, M5X 1A9
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (416) 214-5640

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).
Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [X]

Number of common shares outstanding at July 14, 2011: 69,500,000

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An exploration Stage Company)

Index

	PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Balance Sheets at May 31, 2011 (unaudited) and August 31, 2010 audited	2

	Statements of Operations for the three and nine months ended May 31, 2011 and 2010, and for the period from inception (July 20, 2006) to May 31, 2011 (unaudited)	3

	Statement of Stockholders' Equity (Deficit) for the period from inception (July 20, 2006) to May 31, 2011	4

	Statements of Cash Flows for the nine months ended May 31, 2011 and 2010, and for the period from inception (July 20, 2006) to May 31, 2011 (unaudited)	5

	Notes to Financial Statements (unaudited)	6-16

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Balance Sheets - Presented in U.S. Dollars
	May 31,	August 31,
	2011	2010
	(Unaudited)	(Audited)

Assets
Current assets
Cash	$18,756	$2,146
Amounts receivable	34,855	-
Prepaid and deposits	-	70,723

Total current assets	53,611	72,869
Mineral claim	250,000	125,000
Website (net)	16,811	23,389
Equipment	1,182	-

Total assets	$321,604	$221,258

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$77,584	$76,023
Accounts payable - related party	-	1,000
Notes payable	-	62,907
Convertible loans payable - related party, net of unamortized discount of $3,184 and $10,791 as of May 31, 2011 and August 31, 2010, respectively	678,413	240,142

Total current liabilities	755,997	380,072

Total Liabilities	755,997	380,072

Stockholders' deficit
Common stock 150,000,000 authorized shares, par value $0.001 69,500,000 and 64,000,000 shares issued and outstanding as of May 31, 2011 and August 31, 2010, respectively	69,500	64,000
Additional paid-in capital	3,699,674	558,033
Deficit accumulated during the exploration stage	(4,203,567)	(780,847)
Total stockholders' deficit	(434,393)	(158,814)

Total liabilities and stockholders' deficit	$321,604	$221,258

The accompanying notes are an integral part of these interim financial statements.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statements of Operations - Presented in U.S. Dollars
(Unaudited)
					From inception
	For the Three Months		For the Nine Months		(July 20, 2006)
	Ended May 31,		Ended May 31,		to May 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
Consulting expense	371,698	507,603	2,868,467	507,603	3,405,697
Exploration expenses	38,934	-	250,840	-	268,340
General and administrative	40,703	3,064	124,397	4,524	167,639
Rent expenses - related party	-	1,000	-	4,000	7,500
Management fees	77,122	-	148,203	-	148,203
Professional fees	9,604	33,432	89,099	46,311	229,685

Total operating expenses	538,061	545,099	3,481,006	562,438	4,227,064

Other (income) expenses
Amortization of debt discount	1,465	1,799	7,607	1,799	13,649
Interest expense	17,594	2,421	46,607	2,421	55,354
Gain on settlement of debt	(112,500)	-	(112,500)	-	(112,500)

Total other (income) expenses	(93,441)	(4,220)	(58,286)	(4,220)	(43,497)

Net loss	$(444,620)	$(549,319)	$(3,422,720)	$(566,658)	$(4,183,567)

Net loss per common share - Basic	$(0.01)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding - Basic	67,057,534	64,000,000	65,019,178	64,000,000

The accompanying notes are an integral part of these interim financial statements.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit) - Presented in US Dollars
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Number	Amount	Capital	Stage	Total

Balance, July 20, 2006	-	$-	$-	$-	$-
Issued for cash at $0.0005 per share on July 26, 2006	40,000,000	40,000	-	(20,000)	20,000
Net loss	-	-	-	(18,575)	(18,575)

Balance, August 31, 2006	40,000,000	40,000	-	(38,575)	1,425
Issued for cash at $0.0025 per share on December 20, 2006	24,000,000	24,000	36,000	-	60,000
Net loss	-	-	-	(15,058)	(15,058)

Balance, August 31, 2007	64,000,000	64,000	36,000	(53,633)	46,367
Net loss	-	-	-	(20,102)	(20,102)

Balance, August 31, 2008	64,000,000	64,000	36,000	(73,735)	26,265
Net loss	-	-	-	(17,820)	(17,820)

Balance, August 31, 2009	64,000,000	64,000	36,000	(91,555)	8,445
Beneficial conversion feature	-	-	16,833	-	16,833
Share-based compensation	-	-	505,200	-	505,200
Net loss	-	-	-	(689,292)	(689,292)

Balance, August 31, 2010	64,000,000	64,000	558,033	(780,847)	(158,814)
Issued for cash at $0.10 per share, net stock issuance cost	5,000,000	5,000	471,191	-	476,191
Issued to settle debt	500,000	500	67,000	-	67,500
Share-based compensation	-	-	2,603,450	-	2,603,450
Net loss	-	-	-	(3,422,720)	(3,422,720)

Balance, May 31, 2011	69,500,000	$69,500	$3,699,674	$(4,203,567)	$(434,393)

The accompanying notes are an integral part of these interim financial statements.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)
			From inception
	For the Nine Months		(July 20, 2006)
	Ended May 31,		to May 31,
	2011	2010	2011

Cash flow from operating activities
Net loss	$(3,422,720)	$(566,658)	$(4,183,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of website	6,578	731	9,502
Depreciation of equipment	108	-	108
Stock issued for services	2,603,450	505,200	3,288,650
Amortized debt discount	7,607	1,799	13,649
Gain on settlement of debt	(112,500)	-	(112,500)
Changes in operating assets and liabilities:
Decrease in prepaids and deposits	70,723	(24,732)	-
Increase in accounts receivable	(34,855)	-	(34,855)
Increase in accounts payable and accrued liabilities	181,560	2,444	68,838
(Decrease) increase accounts payable - related party	(1,000)	2,500	-

Net cash used in operating activities	(701,048)	(78,716)	(950,175)

Cash flow from investing activities
Mining claims	(125,000)	-	(250,000)
Website	-	(26,313)	(26,313)
Equipment	(1,290)	-	(1,290)

Net cash used in investing activities	(126,290)	(26,313)	(277,603)

Cash flow from financing activities
Convertible loan proceeds - related party	430,664	220,932	690,343
Notes payable proceeds	55,000	-	117,907
Notes payable payments	(117,907)	-	(117,907)
Proceeds from sale of common stock, net of costs	476,191	-	556,191

Net cash provided by financing activities	843,948	220,932	1,246,534

Increase in cash	16,610	115,903	18,756
Cash, beginning of period	2,146	7,419	-

Cash, end of period	$18,756	$123,322	$18,756

NON-CASH FINANCING ACTIVITIES
Beneficial conversion feature	$-	$-	$16,833
Shares issued to settle accounts payable	$67,500	$-	$67,500

The accompanying notes are an integral part of these interim financial statements.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Nine Months Ended May 31, 2011
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

In the opinion of management, all adjustments necessary to present fairly the financial position as of May 31, 2011 and the results of operation, stockholders' equity (deficit) and cash flows presented herein have been included in the financial statements. All adjustments are of a normal recurring nature.

Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $3,422,720 and $566,658 for the nine months ended May 31, 2011 and 2010. At May 31, 2011, the Company had a deficit accumulated during the exploration stage of $4,203,567. Since inception (July 20, 2006) to May 31, 2011, the Company has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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
Three and Nine Months Ended May 31, 2011
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

On December 16, 2010 Leland Verner resigned as a member of our board of directors. Mr. Verner’s resignation was not the result of any disagreements regarding our operations, policies, practices or other disagreements.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Nine Months Ended May 31, 2011
(Unaudited)

2.	Description of the Business and History (continued)

On December 17, 2010 the Company entered into a Convertible Loan agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000 for a term of one year. The convertible loan agreement replaced the original agreement with Monaco Capital Inc., dated April 22, 2010 and provided that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010, be treated as if issued under the terms of the new agreement. The loan is unsecured and shall bear interest at the rate of 10% per annum payable on the due date. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company.

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

On March 1, 2011, the Company entered into a consulting agreement with Wayne Parsons, a director of the Company, to provide strategic planning and business development services to the Company. The agreement has a term ending December 31, 2012 and a fee of $60,000 per annum with eligibility for additional compensation in the form of warrants or options at the discretion of the Company.

On March 2, 2011, the Company approved a Private Placement Offering (the “Offering”) to sell up to a maximum of 40,000,000 units (“Units”) of the Company’s securities at $0.10 per Unit, each Unit consisting of one common share (a “Share”) and one-half of one common share purchase warrant (each whole warrant a “Warrant”) entitling the holder to subscribe for one Share at a price of $0.15 per Share for a period of 18 months from closing. The Offering was made pursuant to Section 4(2) of the Securities Act of 1933 and applicable exemptions in other jurisdictions to Accredited Investors.

On March 2, 2011, the Company cancelled 5,400,000 stock options previously granted on October 6, 2010 to various directors, officers, and consultants of the Company pursuant to our 2010 Stock Plan. The cancelled options constituted all of the active stock options of the Company as at the cancellation date and were variably exercisable for a term of 2 or 5 years at an exercise price of $0.68 per share. The cancellations were made in accordance with cancellation agreements between the Company and the respective option holders.

On March 2, 2011, we granted 5,150,000 stock options to the officers, directors, and consultants of the Company in accordance with our 2010 Stock Plan, at an exercise price of $0.12 per share. Of the 5,150,000 stock options, 150,000 options are exercisable until March 2, 2013 and 5,000,000 options are exercisable until March 2, 2016. These stock options all vest immediately.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Nine Months Ended May 31, 2011
(Unaudited)

2.	Description of the Business and History (continued)

Under ASC (718) this concurrent cancellation and reissuance of options was accounted for as a modification. Accordingly, the Company compared the fair value of the options cancelled to the fair value of the options reissued on March 2, 2011. In connection with this modification the Company recorded stock based compensation of $122,650.

On March 28, 2011 and April 19, 2011, Accredited Investors purchased an aggregate of 5,000,000 Units of the Company’s securities under the Private Placement Offering for net proceeds of $471,191.

On April 11, 2011, the Company issued 500,000 restricted common shares of the Company in full satisfaction of the debt owed to Investors Resource Group (“IRG”) in the amount of $180,000 which accrued pursuant to a consulting agreement between IRG and the Company.

On May 1, 2011, we entered into a consulting agreement with Stephen Cook to provide general business, investor relations and marketing services to the Company. The agreement has a term ending October 31, 2011 and a fee of $3,500 per month with a signing bonus of 500,000 common shares of the Company.

On May 1, 2011, we entered into a consulting agreement with Ann Dumyn to provide the services of Secretary, Treasurer and Chief Financial Officer to the Company. The agreement can be terminated by either party upon 30 days written notice. The Company will pay a fee of $5,000 per month.

On May 1, 2011, we entered into a consulting agreement with Hugh H. Aird to provide the services of President to the Company. The Company will pay a fee of $12,500 per month with a signing bonus of $35,000.

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
Three and Nine Months Ended May 31, 2011
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

Net loss per common share

The Company computes net loss per share in accordance with FASB ASC 260 "Earnings per Share". Under the provisions of FASB ASC 260 "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through May 31, 2011, common stock equivalents are the rights conferred upon Monaco Capital Inc. pursuant to the convertible loan agreement (Note 6) and those arising from the 2010 Stock Option Plan (Note 8). These stock equivalents were not included as their effect was anti-dilutive for the periods presented.

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

Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company obtained financing during the period from Monaco Capital Inc. which holds 52% of the Company's common shares. The balance of the loan as at May 31, 2011 was $678,413, net of debt discount.

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
Three and Nine Months Ended May 31, 2011
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

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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

The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes. The Company capitalized $26,313 in Website development in the 2010 fiscal year. The net book value at May 31, 2011 was $16,811.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Nine Months Ended May 31, 2011
(Unaudited)

5.	Notes Payable

Effective June 1, 2010 the Company obtained liability insurance for its directors and entered into a unsecured commercial premium finance agreement - promissory note for $30,720 due in ten equal instalments with a finance charge of $1,187. At May 31, 2011 the balance owing AFCO was $nil.

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

On December 17, 2010 the Company entered into a new convertible loan agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000 for a term of one year. The convertible loan agreement replaced the original agreement with Monaco Capital Inc., dated April 22, 2010 and provided that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010, be treated as if issued under the terms of the new agreement. The loan is unsecured and shall bear interest at the rate of 10% per annum payable on the due date. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Nine Months Ended May 31, 2011
(Unaudited)

6.	Convertible Loan - Related Party (continued)

The balance sheets at May 31, 2011 and August 31, 2010 recorded the loan value at $678,413 and $240,142 due to the unamortized beneficial conversion feature on the convertible debt totalling $3,184 and $10,791. The initial beneficial conversion feature was valued at $16,833 of which $13,649 has been amortized. The beneficial conversion feature amount has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the new convertible loan. Accrued interest at May 31, 2011 and August 31, 2010 relating to the loan totalling $29,689 and $8,746, respectively was recorded in accounts payable and accrued liabilities.

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

On March 28, 2011 and April 19, 2011, Accredited Investors purchased an aggregate of 5,000,000 Units of the Company’s securities under the Private Placement Offering for net proceeds of $471,191.

On April 11, 2011, the Company issued 500,000 restricted common shares of the Company, valued at $67,500, in full satisfaction of the debt owed to Investors Resource Group (“IRG”) in the amount of $180,000 which accrued pursuant to a consulting agreement between IRG and the Company.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Nine Months Ended May 31, 2011
(Unaudited)

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

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to "plain vanilla" options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the option's vesting term and contractual period.

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

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Nine Months Ended May 31, 2011
(Unaudited)

8.	Stock Options (continued)

The fair value of the 5,400,000 options using the Black-Scholes option pricing model with the following assumptions was recorded in the statement of operations as consulting expenses at a value of $2,480,800:

Risk Free Interest Rate	0.38% and 1.16% respectively
Expected life	730 days and 1825 days respectively
Expected volatility	85.4%
Dividend per share	$Nil

On March 2, 2011, the Company cancelled 5,400,000 stock options previously granted on October 6, 2010 to various directors, officers, and consultants. The cancelled options constituted all of the active stock options of the Company as at the cancellation date and were variably exercisable for a term of 2 or 5 years at an exercise price of $0.68 per share. The cancellations were made in accordance with cancellation agreements between the Company and the respective option holders.

The Company concurrently reissued 5,150,000 stock options to the officers, directors, and consultants of the Company at an exercise price of $0.12 per share. Of the 5,150,000 stock options, 150,000 options are exercisable until March 2, 2013 and 5,000,000 options are exercisable until March 2, 2016. These stock options all vest immediately. Under ASC(718) this concurrent cancellation and reissuance of options was accounted for as a modification. Accordingly, the Company compared the fair value of the options cancelled to the fair value of the options reissued on March 2, 2011. In connection with this modification the Company recorded stock-based compensation of $122,650.

A summary of the status of the Company's stock option plan as of May 31, 2011 and changes during the nine months is presented below:

	Number of	Weighted Average
	Stock Options	Exercise Price ($)

Balance, August 31, 2010	1,000,000	1.00
Granted	10,550,000	0.41
Cancelled	(6,400,000)	(0.73)

Balance, May 31, 2011	5,150,000	0.12

9.	Related Party Transactions

The Company pays American Lithium Minerals Inc., whose President and Director is Hugh H. Aird, $5,000 per month for office rent and supplies and administrative support.

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Entity)
Notes to Financial Statements - Presented in US Dollars
Three and Nine Months Ended May 31, 2011
(Unaudited)

10.	Subsequent Events

On June 9, 2011, the Company approved the sale of 2,000,000 common shares at $0.0005 per share to each of two directors, Hugh H. Aird and J. Trevor Eyton, subject to the transactions being reviewed by the Company’s legal counsel for eligibility under any legal and regulatory requirements.

On June 27, 2011, the Company terminated the consulting agreement with Ann Dumyn, by giving 30 days’ notice pursuant to the consulting agreement.

On July 14, 2011, the Company appointed Wayne Parsons, director, as Chief Financial Officer and Secretary/Treasurer.

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

General Overview

We were incorporated under the laws of the State of Nevada on July 20, 2006 under the name Zebra Resources Incorporated (aka “Zebra Resources, Inc.”) At inception, we were an exploration stage company engaged in the acquisition, exploration and development of mineral properties.

On February 26, 2010, Monaco Capital Inc. acquired a controlling interest in our company by purchasing 20,000,000 shares of our common stock in a private transaction.

On March 17, 2010, we affected a 1 old for 2 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 to 150,000,000 shares of common stock and our issued and outstanding increased from 32,000,000 shares of common stock to 64,000,000 shares of common stock, all with a par value of $0.001.

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

On April 16, 2010, we entered into an agreement with Royce L. Hackworth and Belva L. Tomany in respect of an option to acquire 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada known as the Capgold Project. The 189 claims making up the Capgold Project form a contiguous block of approximately 3,960 acres (1,602 hectares). We paid $125,000 to secure the option, giving us the right to acquire a 100% long-term lease interest in the Capgold Project. To exercise the option we must: (i) make ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years 2 through 5, $150,000 in years 6 through 12, $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incur expenditures on exploration of the Capgold Project of not less than an aggregate of $1,250,000 over 5 years; and (iii) make production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our company from production from the property. At our company’s election, the production royalty may be calculated either on a sliding scale or on a fixed production royalty basis, and must range from 1% to a maximum of 3%. On May 3, 2011 we paid the year 2 advance production royalty cash payment of $125,000.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At December 17, 2010, Monaco Capital Inc. has advanced to our company $500,933.

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

On December 17, 2010, we entered into a new convertible loan agreement with Monaco Capital Inc. which replaces the original convertible loan agreement entered into on April 22, 2010 in its entirety and provides that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010, be treated as if issued under the terms of the new agreement. Under the December 17, 2010 convertible loan agreement, Monaco Capital has agreed to loan our company up to $5,000,000. The loan bears interest at a rate of 10% per annum and is convertible (including accrued interest) into securities of our company at a conversion price calculated as the mean volume weighted average price for our company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The principal amount of the loan and accrued interest is due and payable one year from the effective date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At May 31, 2011, Monaco Capital Inc. has advanced $681,597. The balance sheet at May 31, 2011 records the loan value at $678,413 due to the unamortized beneficial conversion feature on the convertible debt totalling $3,184. The beneficial conversion feature amount has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the new convertible loan. Accrued interest relating to the loan totalling $29,689 as at May 31, 2011 was recorded in accounts payable and accrued liabilities.

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

On March 1, 2011, our company entered into a consulting agreement with Wayne Parsons, a director of our company, to provide strategic planning and business development services to our company. The agreement has a term ending December 31, 2012 and a fee of $60,000 per annum with eligibility for additional compensation in the form of warrants or options at the discretion of our company.

On March 2, 2011, our company approved a private placement offering to sell up to a maximum of 40,000,000 units of our company’s securities at $0.10 per unit, each unit consisting of one common share and one-half of one common share purchase warrant entitling the holder to subscribe for one common share at a price of $0.15 per common share for a period of 18 months from closing. The offering was made pursuant to Section 4(2) of the Securities Act of 1933 and applicable exemptions in other jurisdictions to Accredited Investors.

On March 2, 2011, we cancelled 5,400,000 stock options previously granted on October 6, 2010 to various directors, officers, and consultants of our company pursuant to our 2010 Stock Plan. The cancelled options constituted all of the active stock options of our company as at the cancellation date and were variably exercisable for a term of 2 or 5 years at an exercise price of $0.68 per share. The cancellations were made in accordance with cancellation agreements between our company and the respective option holders.

On March 2, 2011, we granted 5,150,000 stock options to the officers, directors, and consultants of our company in accordance with our 2010 Stock Plan, at an exercise price of $0.12 per share. Of the 5,150,000 stock options, 150,000 options are exercisable until March 2, 2013 and 5,000,000 options are exercisable until March 2, 2016. These stock options all vest immediately.

On March 28, 2011 and April 19, 2011, Accredited Investors purchased an aggregate of 5,000,000 units of our company’s securities under the private placement offering for net proceeds of $476,191.

On April 11, 2011, we issued 500,000 restricted common shares of our company in full satisfaction of the debt owed to Investors Resource Group in the amount of $180,000 which accrued pursuant to a consulting agreement between Investors Resource Group and our company.

On May 1, 2011, we entered into a consulting agreement with Stephen Cook to provide general business, investor relations and marketing services to our company. The agreement has a term ending October 31, 2011 and a fee of $3,500 per month with a signing bonus of 500,000 common shares of our company.

On May 1, 2011, we entered into a consulting agreement with Ann Dumyn to provide the services of secretary, treasurer and chief financial officer to our company pursuant to which our company will pay a fee of $5,000 per month. The agreement can be terminated by either party upon 30 days written notice.

On May 1, 2011, we entered into a consulting agreement with Hugh H. Aird to provide the services of president to our company. Our company will pay a fee of $12,500 per month with a signing bonus of $35,000.

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

Cash Requirements

We intend to conduct exploration activities on our Capgold Project property over the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period

General, administrative, and corporate expenses	$400,000
Operating expenses	$200,000
Exploration	$2,500,000
TOTAL	$3,100,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $3,100,000 that we require for the next 12 months, we had $18,756 in cash as of May 31, 2011. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

On December 17, 2010 we entered into a convertible loan agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000 for a term of one year. The convertible loan agreement replaced the original agreement with Monaco Capital Inc., dated April 22, 2010 and provided that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010, be treated as if issued under the terms of the new agreement. The loan is unsecured and shall bear interest at the rate of 10% per annum payable on the due date. Our company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of our company at a conversion price calculated as the mean volume weighted average price for our company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if our company has not paid the loan and accrued interest in full, the lender may, by providing written notice to our company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of our company.

On December 29, 2010 Monaco Capital Inc. advanced $100,000 to our company and on February 15, 2011 advanced an additional $60,000 to us. The total advanced under the convertible loan is $681,596.

Results of Operations - Three Months Ended May 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended May 31, 2011 and 2010 which are included herein.

Our operating results for the three months ended May 31, 2011, for the three months ended May 31, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change
			Between Three
			Month Period
	Three Months	Three Months	Ended May 31,
	Ended May 31 ,	Ended	2011 and
	2011	May 31 , 2010	May 31 ,
	($)	($)	2010 ($)
Revenue	Nil	Nil	Nil
Consulting expenses	(371,698)	(507,603)	(135,905)
Exploration expenses	(38,934)	Nil	(38,934)
General and administrative	(40,703)	(3,064)	(37,639)
Rent expenses - related party	Nil	(1,000)	1,000
Management fees	(77,122)	Nil	(77,122)
Professional fees	(9,604)	(33,432)	23,828
Net loss from operations	(538,061)	(545,099)	(7,038)

Revenues

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

Consulting Expenses

Consulting expenses decreased by $135,905 during the three months ended May 31, 2011 as compared to the three months ended May 31, 2010 due to a decrease in the valuation of stock option grants of $505,200 and increases in consulting agreement payments to Wayne Parsons of $41,275, Kristian Ross of $18,448 and Illyria Inc. of $9,323; charge of $180,000 for the debt settlement agreement with Investors Resource Group; and, $122,652 as an incremental increase to the stock-based compensation modified on March 2, 2011.

Exploration Expenses

Exploration expenses increased by $38,934 during the three months ended May 31, 2011 as compared to the three months ended May 31, 2010 due to our work on the Capgold Project.

General and Administrative Expenses

General and administrative expenses increased by $37,639 during the three months ended May 31, 2011 as compared to the three months ended May 31, 2010 due to administration and accounting of $11,680, amortization of $2,300, insurance costs of $9,675, travel expenses of $13,749 and other office expenses of $19,072 .

Rent Expenses

Rent expenses decreased by $1,000 during the three months ended May 31, 2011 as compared to the three months ended May 31, 2010 as a result of termination of the rental agreement.

Management Fees

Management fees increased by $77,122 during the three months ended May 31, 2011 as compared to the three months ended May 31, 2010 as a result of the payment for services of the president of $58,856 and the secretary and treasurer of $15,563.

Professional Fees

Professional fees decreased by $23,828 during the three months ended May 31, 2011 compared to the three months ended May 31, 2010 due to a decrease in legal fees.

Liquidity and Financial Condition

Working Capital

	May 31,	August 31,
	2011	2010
Current assets	$53,611	$72,869
Current liabilities	755,997	380,072
Working capital (deficit)	$(702,386)	$(307,203)

Cash Flows

	Nine Months Ended May 31,
	2011	2010
Cash flows provided by (used in) operating activities	$(701,048)	$(78,716)
Cash flows provided by (used in) investing activities	(126,290)	26,313
Cash flows provided by (used in) financing activities	843,948	220,932
Increase (decrease) in cash and cash equivalents	$16,610	$(115,903)

Operating Activities

Net cash used by operating activities was $701,048 for the nine months ended May 31, 2011 compared with cash used by operating activities of $78,716 in the same period in 2010. The difference was largely due to an overall increase in cash expenditures, an increase in stock issued for services, a gain on settlement of debt and an increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $126,290 for the nine months ended May 31, 2011 compared to net cash used in investing activities of $26,313 in the same period in 2010. The difference was due to the payment of year two (s) advance production royalty cash payment of $125,000 and a decrease in website design.

Financing Activities

Net cash from financing activities for the nine months ended May 31, 2011 was $843,948 and for the nine months ended May 31, 2010 was $220,932. During the nine months ended May 31, 2011, Monaco Capital Inc. advanced our company $430,664 pursuant to a convertible loan agreement and we received proceeds from the sale of common stock, net of costs of $476,191.

Contractual Obligations

As a “smaller reporting company", we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Policies

Net loss per common share

Our company computes net loss per share in accordance with FASB ASC 260 "Earnings per Share". Under the provisions of FASB ASC 260 "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through May 31, 2011, common stock equivalents are the rights conferred upon Monaco Capital Inc. pursuant to the convertible loan agreement (Note 6) and those arising from the 2010 Stock Option Plan (Note 8). These stock equivalents were not included as their effect was anti-dilutive for the periods presented.

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

Concentration of credit risk

Our company places its cash and cash equivalents with high credit quality financial institutions. Our company obtained financing during the period from Monaco Capital Inc. which holds 52% of our company's common shares. The balance of the loan as at May 31, 2011 was $678,413, net of debt discount.

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

Although our company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee our company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Going Concern

Our company has incurred a net loss $444,620 for the three month period ended May 31, 2011 [2010 - $549,319] and at May 31, 2011 had a deficit accumulated during the development stage of $4,203,567. Since inception (July 20, 2006) to May 31, 2011, our company has commenced limited operations, raising substantial doubt about our company’s ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

The ability of our company to continue as a going concern is dependent on additional sources of capital and the success of our company's plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors, shareholders or investors to meet our obligations over the next twelve months. Other than a convertible loan agreement with Monaco Capital Inc., we do not have any further arrangements in place for any future debt. On March 2, 2011 we approved a private placement offering to sell up to a maximum of 40,000,000 units of our company’s securities at $0.10 per unit, each unit consisting of one common share and one-half of one common share purchase warrant entitling the holder to subscribe for one share at a price of $0.15 per share for a period of 18 months from closing.

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

As of May 31, 2011, the end the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $18,756 as of May 31, 2011. At May 31, 2011, we had working capital deficit of $702,386. We incurred a net loss of $444,620 for the three month period ended May 31, 2011 and $4,183,567 since inception. We estimate our average monthly operating expenses to be approximately $150,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2011 and April 19, 2011, we issued an aggregate of 5,000,000 units of our company’s securities to Accredited Investors under the private placement offering for net proceeds of $476,191. Each unit consists of one share and one-half share purchase warrant. These units were issued to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on Regulation of the Securities Act of 1933.

On April 11, 2011, we issued 500,000 restricted common shares of our company in full satisfaction of the debt owed to Investors Resource Group in the amount of $180,000 which accrued pursuant to a consulting agreement between Investors Resource Group and our company. These shares were issued pursuant to an exemption from registration relying on Regulation S and Section 4(2) of the Securities Act of 1933.

Item 3. Default Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On June 27, 2011, we terminated the consulting agreement with Ann Dumyn, by giving 30 days’ notice pursuant to the consulting agreement. Under the consulting agreement Ann Dumyn acted as our chief financial officer and her termination will be effective July 27, 2011. Ms Dumyn’s termination was not the result of any disagreement with our company regarding its operations, policies, practices or otherwise.

On July 14, 2011, we appointed our director, Wayne Parsons, as chief financial officer and secretary and treasurer effective July 27, 2011.

Item 6. Exhibits

Exhibit	Description
No.

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

(10)	Material Contracts

10.1	Mineral Lease Agreement between our company and Royce L. Hackworth and Belva L. Tomany dated April 16, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on April 19, 2010).

10.2	Convertible Loan Agreement between our company and Monaco Capital Inc. dated December 17, 2010 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 14, 2011).

10.3	2010 Stock Option Plan (Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2010).

10.4	Form of Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed on August 25, 2010).

10.5	Consulting Agreement between our company and Illyria Inc. dated March 1, 2010 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 14, 2011).

10.6	Consulting Agreement between our company and Wayne Parsons dated March 1, 2010 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on April 14, 2011).

10.7	Debt Settlement Agreement between our company and Investors Resource Group dated April 4, 2011 (Incorporated by reference to our Current Report on Form 10-Q filed on April 28, 2011).

10.8*	Consulting Agreement between our company and Stephen Cook dated May 1, 2011.

10.9*	Consulting Agreement between our company and Ann Dumyn dated May 1, 2011.

Exhibit	Description
No.

10.10*	Consulting Agreement between our company and Hugh Aird dated May 1, 2011.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification of the Principal Executive Officer under Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of the Principal Financial Officer and Principal Accounting Officer under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of the Principal Executive Officer under Sarbanes-Oxley Act of 2002

32.2*	Section 906 Certification of the Principal Financial Officer and Principal Accounting Officer under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PARAMOUNT GOLD CORP.
(Registrant)

Date: July 14, 2011	/s/ Hugh Aird
Hugh Aird
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 14, 2011	/s/ Ann Dumyn
Ann Dumyn
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)