Form 10-K
period 2011-08-31
AMERICAN PARAMOUNT GOLD CORP.
filed 2012-06-11
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-138148

AMERICAN PARAMOUNT GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5243308
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

141 Adelaide St. West, Suite 240, Toronto, Ontario,	M5H 3L5
Canada
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (416) 214-0049

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days."
Yes [   ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2011 was $8,000,000 based on a $0.125 closing price for the Common Stock on February 28, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,612,500 shares of common stock issued & outstanding as of May 14, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.                       Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “our company” and “American Paramount” refer to American Paramount Gold Corp., unless otherwise indicated.

Corporate Overview

Our principal executive offices are located at 141 Adelaide St. West, Suite 240, Toronto, Ontario, Canada, M5H 3L5. Our telephone number is (416) 214-0049.

Our common stock is quoted on the OTC Bulletin Board under the symbol “APGA”.

Corporate History

We were incorporated under the laws of the State of Nevada on July 20, 2006 under the name “Zebra Resources Incorporated” (aka “Zebra Resources Inc.”). At inception, we were an exploration stage company engaged in the acquisition, exploration and development of mineral properties. On July 26, 2006, we entered into a mineral property option agreement to earn an interest in a mineral claim known as the Astro 2006 claim. Based on the information available to us, we determined that the Astro 2006 claim did not, in all likelihood, contain a commercially viable mineral deposit, and we therefore abandoned any further exploration on the property.

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

Also effective March 17, 2010, we changed our name from "Zebra Resources Incorporated" to "American Paramount Gold Corp.", by way of a merger with our wholly owned subsidiary American Paramount Gold Corp., which was formed solely for the change of name.

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 12, 2010 under the new stock symbol "APGA".

On April 16, 2010, we entered into an option agreement to acquire a 100% long-term lease interest in 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada, known as Cap Gold Project. The 189 claims making up the Cap Gold Project form a contiguous block of approximately 3,960 acres (1,602 hectares). We paid $125,000 to secure the option, giving us the right acquire a 100% long-term lease interest in the Cap Gold Project. To exercise the option we must: (i) make ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years two (2) through five (5), $150,000 in years six (6) through twelve (12), $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incur expenditures on exploration of the Cap Gold Project of not less than an aggregate of $1,250,000 over five (5) years; and (iii) make production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our company from production from the property. At our company’s election, the production royalty may be calculated either on a sliding scale or on a fixed production royalty basis, and must range from 1% to a maximum of 3%. We do not currently intend on conducting any further exploration on the Cap Gold Project.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. This agreement was subsequently cancelled and replaced with a new agreement on December 17, 2010. The new agreement provided for funding of up to $5,000,000, and any amounts advanced would bear interest at 10% per annum. In addition, any outstanding principal and accrued interest would be convertible at the volume weighted average trading price for the company’s shares of common stock for the ten trading day period prior to any conversion.

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

On November 9, 2010, we announced by press release our entry into a non-binding letter of intent with Lonsdale Acquisition Corporation to acquire the Kisita Gold Mine Property, an operational gold property four hours northwest of the capital city of Kampala, Uganda. The acquisition was subject to further negotiation and due diligence of the project satisfactory to us. On December 9, 2010, having performed the due diligence required to acquire the Kisita Gold Mine Property, advised Lonsdale Acquisition Corporation that we declined to proceed with the purchase agreement under its current terms and conditions. Discussions with Lonsdale Acquisition Corporation are ongoing.

On December 17, 2010, we entered into a convertible loan agreement with Monaco Capital Inc. This agreement replaces the convertible loan agreement entered into with Monaco Capital Inc. on April 22, 2010. The new agreement provided for funding of up to $5,000,000, and any amounts advanced would bear interest at 10% per annum. In addition, any outstanding principal and accrued interest would be convertible at the volume weighted average trading price for the company’s shares of common stock for the ten trading day period prior to any conversion.

On November 16, 2011, our company’s board of directors approved a forty (40) for one (1) reverse stock split of our authorized and issued and outstanding common shares.

On November 28, 2011, the Nevada Secretary of State accepted for filing a Certificate of Change, wherein we effected an amendment to our Articles of Incorporation to decrease the authorized number of shares of our common stock from 150,000,000 to 3,750,000 shares of common stock, par value of $0.001. On November 29, 2011 the Nevada Secretary of State accepted for filing a Certificate of Correction, wherein we effected an amendment to our Articles of Incorporation to correct the Certificate of Change filed on November 28, 2011 to state that no fractional shares shall be issued and that fractional shares shall be rounded up rather than rounded down.

The reverse split became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 26, 2012. Our new symbol is “APGA”. Our new CUSIP number is 02882T 204.

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals which until recently was focused on gold mineralization on our property located in Nevada. We intend to conduct exploration and development programs on our recently optioned property.

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

Our operational focus has been to conduct exploration activities on the Cap Gold Project and to complete the terms of the Cap Gold option agreement. After completing drilling on our first hole,the Board determined to abandon the project entirely.

Subsidiaries

We do not have any subsidiaries.

Research and Development Expenditures

We have incurred $nil in research and development expenditures over the last two fiscal years.

Employees

Currently, with the exception of our directors and officers, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Intellectual Property

We own all copyright in and to the contents of our website, www.americanparamountgold.com. We do not own, either legally or beneficially, any patent or trademark.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.                     Risk Factors

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ’reserve’ and any funds that we spend on exploration will probably be lost.

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

If we do discover mineral resources in commercially exploitable quantities on our property, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that any discovered resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $71,552 as of August 31, 2011 and a working capital deficit of $778,142. We have also incurred a net loss of $3,500,776 during the year ended August 31, 2011 and a cumulative net loss of $4,261,623 from our inception on July 20, 2006 through August 31, 2011. We estimate that our average monthly operating expenses will be approximately $158,333, including exploration costs, management services and administrative costs, assuming we recommence exploration or the Cap Gold Project Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated May 23, 2012, to comment about our company’s ability to continue as a going concern. Management plans to seek additional capital through a private placement of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 1B.                    Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.                       Properties

Executive Offices

Our executive, administrative, and operating offices are located at 141 Adelaide St. West, Suite 240, Toronto, Ontario, Canada, M5H 3L5. We believe these facilities are adequate for our current needs. They are free of charge.

Mineral Properties

The Cap Gold Project

Location and Access

The Cap Gold Project consists of the CAP (14 claims), KAP (2 claims), and the CAPX (173 claims) unpatented mining claims forming a contiguous block of approximately 3,960 acres (1,602 hectares). The claims are located in sections 25, 26, 27, 34, 35, and 36, Township 1 South, Range 51 East, and MDB&M, in Nye County, Nevada. The geographic coordinates are 37°49’ North Latitude, 116°15’ West Longitude. The property is in the Reveille Valley on the pediment east of the Kawich Range on lands administered by the U.S. Department of the Interior, Bureau of Land Management (“BLM”), Tonopah District.

Access to the center of the property is by paved, gravel, and dirt roads. Follow U.S. Highway 6 easterly from Tonopah for 50 miles (80 km) to a junction with U.S. Highway 375 at Warm Springs. From Warm Springs turn right (southerly) on Highway 375 for 0.5 mile (0.8 km), thence turn right onto a graded gravel county road which trends southerly along the southern part of Reveille Valley for 27 miles (43.5 km). Turn right (westerly) 0.25 miles (0.4 km) south of Willow Witch Well and continue for 3 miles (4.8 km) on a dirt road into the center of the claim block. From Rachel, Nevada, follow Nevada State Highway 375 for approximately 15 miles (24.1 km) northwesterly to the eastern edge of Railroad Valley, turn left and go westerly on a paved road approximately 10 miles (6.2 km). Turn right onto a graded gravel county road that trends northerly up the Reveille Valley and go approximately 9 miles (14.5 km). Turn left on the dirt road 0.25 miles (0.4 km) south of the Willow Witch Well and proceed 3 miles (4.8 km) to the claim block. 4- Wheel drive vehicles or ATVs can access most areas of the property.

Option Agreement

Our company has an option to earn an interest in the Cap Gold Project through an agreement entered into between our company and Royce L. Hackworth and Belva L.Tomany. In order to complete the transactions contemplated by the agreement, we paid $25,000 upon the closing of the agreement and an additional $100,000 upon satisfaction of our due diligence. The agreement gives our company the option to acquire a 100% long-term lease interest in the Cap Gold Project by (i) making ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years two (2) through five (5), $150,000 in years six (6) through twelve (12), $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incurring expenditures on exploration of the Cap Gold Project of not less than an aggregate of $1,250,000 over five (5) years; and (iii) making production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our company from production from the property. The production royalty is based on, at our company’s election, a sliding scale or fixed production royalty basis, which in either case ranges from 1% to a maximum of 3%. Currently, we do not intend to conduct any further activity on the Cap Gold Project.

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

Pegasus Gold Corporation completed soil geochemistry and drilled 29 reverse circulation holes (C1-29) for a total of 12,855 feet (3918 meters). A 5-foot interval (1.5 meters) of 24.4 ppm Au (0.712 oz Au/ton) was intersected in hole C-6 and a 5-foot interval (1.5 meters) of 11.0 ppm (0.321 oz Au/ton) in hole C-8. Otherwise only low gold values were obtained. Drill logs and assay sheets are incomplete, and chips for C1 through C5 were not available. After the drilling was completed, Pegasus Gold Corporation performed an induced polarization and resistivity survey over the central part of the target area. A magnetic survey, also perhaps done after the drilling, suggests magnetic low patterns near and parallel to the high resistivity trends.

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

Rock Formations and Mineralization

The Cap Gold Project is situated in the Toiyabe-Kawich Structural Zone of the Walker Lane Structural Belt. The Walker Lane is a terrain dominated by a series of parallel to sub-parallel, northwest trending, right lateral transcurrent faults that cross central and western Nevada. This belt hosts numerous precious metal districts and deposits; including Bullfrog, Goldfield, Tonopah, and Comstock Districts, and the Midway, Paradise Peak, and Rawhide deposits. Estimated production from the volcanic-hosted epithermal gold and silver deposits within this belt has exceeded 40 million ounces of gold and 540 million ounces of silver.

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

In 2004 a five hole core drill hole drill program was undertaken by Redhawk Resources Inc. at Cap Gold. This program confirmed the presence of high gold grades (15.5 g/t gold over 4 feet in hole AC-2), and confirmed the presence of long intervals of low grade gold mineralization intersected in earlier RC drilling programs and increased the knowledge of the aurific epithermal system at Cap Gold. This program also confirmed the presence of a large, multi-episodic, precious metal bearing hydrothermal system. In addition strong argillic and strong silicification zones encountered in drilling appears to correspond well with the low and high resistivity trends, respectively, interpreted from the GAR/SPG survey.

There is no known mineral resource or mineral reserve estimates and there is no known mineral production from the property.

As noted herein, we do not currently intend to conduct any further exploration on the CAP Gold project, and have provided notice of our termination of the option agreement.

Item 3.                       Legal Proceedings

Other than as noted below, there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

On May 14, 2012 our resident agent was served on our behalf with a summons in regards to a lawsuit commenced by DOSECC Exploration Services, LLC. The action has been commenced in District Court, in Nye County, Nevada. The plaintiff is claiming approximately $200,000 for drilling work done on the Cap Gold Project. We are currently considering what course of action is warranted in regards to this recent development, but have not made any final determination.

Item 4.                       [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol “APGA.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
February 29, 2012	$0.16	$0.017
November 30, 2011	$0.051	$0.02
August 31, 2011	$0.095	$0.035
May 31, 2011	$0.198	$0.06
February 28, 2011	$0.69	$0.10
November 30, 2010	$0.89	$0.30
August 31, 2010	$1.18	$0.58
May 31, 2010(3)	$1.20	$1.01
February 28, 2010	$N/A(2)	$N/A(2)
November 30, 2009	$N/A(2)	$N/A(2)
August 31, 2009	$N/A(2)	$N/A(2)

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark- down or commission, and may not represent actual transactions.

(2)	No trades occurred during this period.

(3)	The first trade in our stock did not occur until March 4, 2010.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and agent for our common and preferred shares.

On May 14, 2012, the shareholders’ list showed 40 registered shareholders, 1,612,500 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2011.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the Stock Option Plan described below.

2010 Stock Option Plan

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. As of August 31, 2011, there are 5,400,000 options outstanding under the 2010 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	5,400,000	$1.00	Nil
Total	5,400,000	$1.00	Nil

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2011.

Item 6.                       Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended August 31, 2011 and August 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next 12 months we intend to operate as a business development company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
General, Administrative, and Corporate Expenses	$200,000
Operating Expenses	$200,000
Exploration	$1,500,000
Total	$1,900,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $1,900,000 that we require for the next 12 months, we have $71,552 in cash as of August 31, 2011 and a working capital deficit of $778,141. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. With the exception of the ongoing convertible loan agreement with Monaco Capital Inc. described below, we do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (including accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05. The loan will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date.

As at November 30, 2010, $400,933 had been advanced under the loan agreement. The balance sheets at November 30, 2010 and August 31, 2010 recorded the loan value at $394,338 and $240,142, respectively, due to the unamortized beneficial conversion feature on the convertible debt totaling $6,595 and $10,791, respectively. On September 7, 2010 and October 13, 2010 Monaco Capital Inc. advanced $100,000 and $50,000, respectively.

On December 6, 2010, Monaco Capital advanced $100,000.

On December 17, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $5,000,000. The convertible loan agreement replaced the original agreement with Monaco Capital Inc., dated April 22, 2010 and provided that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010, be treated as if issued under the terms of the new agreement. The loan is unsecured and bears interest at the rate of 10% per annum payable on the due date. The loan is convertible into securities of our company at a conversion price calculated as the mean volume weighted average price for our company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount.

On August 24, 2011, Monaco Capital Inc. advanced $30,000. The total advanced under the convertible loan is $711,596.

On August 29, 2011, J. Trevor Eyton resigned as our chairman. Mr. Eyton’s resignation was not the result of any disagreements regarding our company’s operations, policies, practices or other disagreements and he remains a member of our board of directors. As a result Wayne Parsons was appointed as our chairman. Hugh H. Aird our chief executive officer agreed to a reduction in his compensation from $12,500 per month to $2,500 per month.

On August 30, 2011, Monaco Capital Inc. advanced $70,000. The total advanced under the convertible loan is $781,596.

The total balance outstanding as at August 31, 2011, net of beneficial convertible feature debt discount, was $779,877.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of our company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, our company has incurred a net loss of $4,261,623 for the period from inception (July 20, 2006) to August 31, 2011. These conditions raise substantial doubt about our company’s ability to continue as a going concern.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mining activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations for the Years Ended August 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended August 31, 2011 and 2010.

Our operating results for the years ended August 31, 2011 and 2010 are summarized as follows:

	Year Ended
	August 31,
	2011	2010
Operating Expenses	$3,423,199	$674,503
Other Expenses	$77,577	$14,789
Net Income (Loss)	$(3,500,776)	$(689,292)

Expenses

Our operating expenses for the years ended August 31, 2011 and 2010 are outlined in the table below:

	Year Ended
	August 31,
	2011		2010
Consulting expenses	$2,774,909		$537,230
Exploration	$216,344	$	Nil
General and administrative	$174,362		$42,434
Rent expenses	$36,153		$2,000
Management fees	$162,389	$	Nil
Professional fees	$59,042		$92,839

Operating expenses for the year ended August 31, 2011, increased by 425% as compared to the comparative period in 2010 primarily as a result of an increase in consulting expenses, general and administrative expenses, management expenses and exploration expenses.

Equity Compensation

We currently do not have any equity compensation plans or arrangements. On July 31, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 6,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Liquidity and Financial Condition

Working Capital

	At August 31,		Percentage
	2011	2010	Increase/Decrease
Current Assets	$146,357	$72,869	100%
Current Liabilities	$924,499	$380,072	143%
Working Capital Deficit	$(778,142)	$(307,203)	153%

Cash Flows
	Year Ended
	August 31,
	2011	2010
Net Cash Used in Operating Activities	$(770,133)	$(176,546)
Net Cash Used in Investing Activities	$(126,290)	$(151,313)
Net Cash Provided by Financing Activities	$965,829	$322,586
Decrease in Cash during the Period	$69,406	$(5,273)

As of August 31, 2011, our company had working capital deficit of $778,142.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America for financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Capitalized interest

Our company capitalizes interest (Nil in 2011 and 2010) on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use.

Fair value of financial instruments

The table below presents the carrying value and fair value of our company’s financial instruments.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the receivable from taxing authorities, approximate fair value because of the relatively short period of time between their origination and expected realization.

		Quoted	Significant	Significant
		Prices in	Other	Unobservable
		(Level 1)	(Level 2)	(Level 3)
	Carrying value
	August 31, 2011
Financial assets
Cash and equivalents	$49,669	$49,669	$-	$-
Excise tax receivable	35,176	35,176	-	-
Prepaid and deposits	39,629	-	39,629	-
Equipment (net)	1,075	-	1,075	-
Website (net)	14,618	-	14,618	-
Mining claims	250,000	-	250,000	-

Financial liabilities
Accounts payable and accrued expenses	122,739	122,739	-	-
Accounts payable - related parties	-	-	-	-
Convertible notes - related parties	779,877	-	779,877	-

	August 31, 2010
Financial assets
Cash and equivalents	$2,146	$2,146	$-	$-
Prepaid and deposits	70,723	-	70,723	-
Website (net)	23,389	-	23,389	-
Mining claims	125,000	-	125,000	-

Financial liabilities
Accounts payable and accrued expenses	76,023	-	76,023	-
Accounts payable - related parties	1,000	-	1,000	-
Convertible notes - related parties	240,142	-	240,142	-
Notes payable	62,907	-	62,907	-

Income taxes

Our company accounts for our income taxes in accordance with FASB ASC 740 "Income Taxes", which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Our company has a net operating loss carry-forward to be used in future years. Our company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

Net loss per common share

Our company computes net loss per share in accordance with FASB ASC 260 "Earnings per Share". Under the provisions of FASB ASC 260 "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through August 31, 2011, common stock equivalents are the rights conferred upon Monaco Capital Inc. pursuant to the convertible loan agreement (Note 7) and those arising from the 2010 Stock Option Plan (Note 9). These stock equivalents were not included as their effect was anti-dilutive for the periods presented.

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

Our company records stock based compensation in accordance with the guidance in ASC 718. ASC Topic 718 requires our company to recognize expense related to the fair value of our employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Our company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Concentration of credit risk

Our company places our cash and cash equivalents with high credit quality financial institutions. Our company obtained financing during the year from Monaco Capital Inc. which holds 51% of our company’s common shares. The balance of the loan as at August 31, 2011 was $779,877.

Recent accounting pronouncements

Our company has evaluated the recent accounting pronouncements through April 2012 and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.                       Financial Statements and Supplementary Data

AMERICAN PARAMOUNT GOLD CORP.

(fka ZEBRA RESOURCES INC.)

FINANCIAL STATEMENTS

August 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Paramount Gold Corp.

We have audited the accompanying balance sheets of American Paramount Gold Corp. (An exploration Stage Company) as of August 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (July 20, 2006) to August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Paramount Gold Corp. (A Development Stage Company) as of August 31, 2011 and 2010 and the results of its operation and its cash flow for the years then ended and from inception (July 20, 2006) to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
May 23, 2012

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	August 31	August 31
	2011	2010
	$	$

ASSETS
Current Assets
Cash	71,552	2,146
Excise Tax receivable	35,176	-
Prepaid and deposit	39,629	70,723
Total current assets	146,357	72,869

Mining claims	250,000	125,000

Website (net)	14,618	23,389

Equipment (net)	1,075	-

Total Assets	412,050	221,258

LIABILITIES
Current Liabilities
Bank overdraft	21,882	-
Accounts payable and accrued liabilities	122,740	76,023
Account payable - related party	-	1,000
Notes payable	-	62,907
Convertible loan payable - related party, net of unamortized discount of $1,719 (2010 - $10,791)	779,877	240,142
Total current liabilities	924,499	380,072

Total Liabilities	924,499	380,072

STOCKHOLDERS’DEFICIT
Common stock 3,750,000 authorized shares, par value $0.001 1, 612,500 and 1,600,000 shares issued and outstanding As at August 31, 2011 and August 31, 2010 respectively	1,613	1,600
Additional paid-in-capital	3,291,370	620,433
Stock Payable	476,191	-
Deficit accumulated during exploration stage	(4,281,623)	(780,847)
Total Stockholders’ Deficit	(512,449)	(158,814)

Total Liabilities and Stockholders’ Deficit	412,050	221,258

See accompanying notes to the financial statements

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			From Inception
			(July 20, 2006)
	Twelve Months Ended		to
	August 31	August 31	August 31
	2011	2010	2011
	$	$	$

Revenues
Revenues	-	-	-

EXPENSES
Operating expenses
Consulting	2,774,909	537,230	3,312,139
Exploration	216,344	-	233,844
General and administrative	174,362	42,434	217,604
Rent - related party	36,153	2,000	43,653
Management fees	162,389	-	162,389
Professional fees	59,042	92,839	199,628
Total operating expenses	3,423,199	674,503	4,169,257

Net loss from operations	(3,423,199)	(674,503)	(4,169,257)

Other expenses
Amortization of debt discount	9,072	6,042	15,114
Interest	68,505	8,747	77,252
Total other expenses	77,577	14,789	92,366

Net loss	(3,500,776)	(689,292)	(4,261,623)

BASIC EARNINGS PER COMMON SHARE	$(2.18)	$(0.43)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	1,604,281	1,600,000

See accompanying notes to the financial statements

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
from Inception (July 20, 2006) to August 31, 2011
(Stated in U.S. Dollars)

						Deficit
				Additional		accumulated
	Common Stock			Paid in	Stock	during the
	Number	Amount		Capital	Payable	Exploration Stage	Total

Balance, July 20, 2006	-	-		-	-	-	-

Issued for cash at $0.0005 per share on July 26, 2006	1,000,000	1,000		39,000		(20,000)	20,000
Net loss						(18,575)	(18,575)

Balance, August 31, 2006	1,000,000	1,000		39,000		(38,575)	1,425
Issued for cash at $0.0025 per share on December 20, 2006	600,000	600	#	59,400			60,000
Net loss						(15,058)	(15,058)

Balance, August 31, 2007	1,600,000	1,600		98,400		(53,633)	46,367
Net loss						(20,102)	(20,102)

Balance, August 31, 2008	1,600,000	1,600		98,400		(73,735)	26,265
Net loss						(17,820)	(17,820)

Balance, August 31, 2009
	1,600,000	1,600		98,400		(91,555)	8,445
Beneficial conversion feature				16,833			16,833
Share-based compensation				505,200			505,200
Net loss

Balance, August 31, 2010
	1,600,000	1,600		620,433		(780,847)	(158,814)
Issued for cash at $0.10 per share, net of issuance cost	-	-		-	476,191	-	476,191
Issued to settle debt
	12,500	13		67,488		-	67,500
Share based compensation				2,603,450		-	2,603,450
Net loss

Balance, August 31, 2011	1,612,500	1,613		3,291,370	476,191	(4,281,623)	(512,449)

See accompanying notes to the financial statements

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			From Inception
			(July 20, 2006)
	Twelve Months Ended		to
	August 31	August 31	August 31
	2011	2010	2011
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,500,776)	(689,292)	(4,261,623)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Amortization of website	8,771	2,924	11,695
Depreciation of equipment	215	-	215
Share based compensation	2,603,450	505,200	3,108,650
Shares issued to settle debt	67,500	-	67,500
Amortized debt discount	9,072	6,042	15,114
Change in operating assets and liabilities:
Increase in excise tax receivable	(35,176)	-	(35,176)
Decrease (increase) in prepaids	31,094	(69,047)	(39,629)
Increase (decrease) in accounts payable and accrued liabilities	46,717	67,127	112,994
Increase in accounts payable - related party	(1,000)	500	1,000
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(770,133)	(176,546)	(1,019,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mining claims	(125,000)	(125,000)	(250,000)
Website	-	(26,313)	(26,313)
Equipment	(1,290)	-	(1,290)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(126,290)	(151,313)	(277,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	21,882	-	21,882
Convertible loan proceeds - related party	530,663	259,679	790,342
Notes payable	(62,907)	62,907	-
Proceeds on sale of common stock	476,191	-	556,191
NET CASH FLOWS FROM FINANCING ACTIVITIES	965,829	322,586	1,368,415

Net change in Cash	69,406	(5,273)	71,552

CASH, BEGINNING OF THE PERIOD	2,146	7,419	-

CASH, END OF THE PERIOD	71,552	2,146	71,552

NON CASH FINANCING ACTIVITIES
Beneficial conversion feature	-	16,833	16,833
Shares issued to settle accounts payable	67,500	-	67,500

See accompanying notes to the financial statements

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

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

On April 14, 2010, Dan Gravelle resigned as our President, Chief Executive Officer, Treasurer, Secretary and Chief Financial Officer.

On April 14, 2010, we entered into a consulting agreement with Wayne Parsons whereby the Company agreed to make monthly payments of Cdn. $1,500 and to grant 1,000,000 options to acquire 1,000,000 shares of our common stock at a purchase price of US $1.00 per share. (Note 9 Stock Options)

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

1. DESCRIPTION OF THE BUSINESS AND HISTORY (continued)

On April 16, 2010, the Company entered into an agreement with Royce L. Hackworth and Belva L. Tomany in respect of 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada (the "Cap Gold Project"). In order to complete the transactions contemplated by the Agreement, the Company paid $125,000 to secure the option. (Note 4 Mineral Properties)

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our Company up to $500,000. The loan (including accrued interest) is convertible into common shares of our Company at a conversion price of $1.05 and will bear interest of 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. At August 31, 2010, Monaco Capital Inc. has advanced $250,933. The balance sheet at August 31, 2010 records the loan value at $240,142 due to the unamortized beneficial conversion feature of $10,791 (Note 7 Convertible Loan- Related Party).

On April 27, 2010, we appointed Mr. John Goodwin to the board of directors.

On July 19, 2010 we increased the numbers of directors on our board of directors from three to four and appointed J. Trevor Eyton to fill the ensuing vacancy.

On July 30, 2010 our directors approved the adoption of the 2010 Stock Option Plan which permits our Company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our Company upon the exercise of stock options granted under the 2010 Plan. (Note 9 Stock Options)

On August 30, 2010, Wayne Parsons resigned as our secretary and treasurer. Concurrently on September 29, 2010, the consulting agreement dated April 14, 2010 between Mr. Parsons and the Company was terminated. In connection with the termination of the consulting agreement the Company agree to cancel 1,000,000 fully vested stock options with an exercise price of $1.00 that were issued to Mr. Parsons on April 14, 2010 as compensation under the consulting agreement, and to issue to Mr. Parsons 1,000,000 fully vested stock options under the 2010 Stock Plan. The 1,000,000 options under the 2010 Stock Plan were issued on October 6, 2010 and are exercisable at a price of $0.68 until October, 2015. The 1,000,000 options issued on April 14, 2010 were cancelled effective November 18, 2010. (Note 9 Stock Options)

On August 30, 2010 we increased the number of directors on our board of directors from four to seven and appointed Hugh Aird, Dr. H. Neville Rhoden and Leland Verner to fill the ensuing vacancies.

At August 31, 2010 our board of directors consists of 7 directors including Peter Jenks, Wayne Parsons, John Goodwin, J. Trevor Eyton, Hugh Aird, Dr. H. Neville Rhoden, and Leland Verner.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

1. DESCRIPTION OF THE BUSINESS AND HISTORY (continued)

On September 7, 2010, and October 13, 2010 Monaco Capital Inc. advanced $100,000 and $50,000 respectively. The total advanced under the convertible Loan is $400,933.

On September 27, 2010, Peter Jenks and John Goodwin each resigned as members of our board of directors. Mr. Jenks’ and Mr. Goodwin’s resignations were not the result of any disagreements regarding the Company’s operations, policies, practices or other disagreements.

On September 29, 2010, Wayne Parsons resigned as our president, chief executive officer and chief financial officer. Mr. Parsons’ resignation was not the result of any disagreements regarding the Company’s operations, policies, practices or other disagreements and he remains a member of our board of directors. As a result on September 29, 2010, we appointed Hugh Aird as our president and chief executive officer and Ann Dumyn as our chief financial officer.

On October 6, 2010 we granted an aggregate of 5,400,000 stock options to ten individuals including directors, owners, consultants and employees pursuant to our 2010 Stock Plan at an exercise price of $0.68 per share. Of the 5,400,000 stock options, 400,000 options are exercisable until October 5, 2012 and 5,000,000 options are exercisable until October 6, 2015. We issued the stock options to seven (7) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to three (3) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933. (Note 9 Stock Options)

On December 6, 2010 Monaco Capital Inc. advanced $100,000. The total advanced under the Convertible Loan is $500,933.

On December 9, 2010 the Company, having performed the due diligence required to acquire the Kisita Gold Mine Property advised Lonsdale Acquisition Corporation that it declined to proceed with the purchase agreement under its current terms and conditions.

On December 16, 2010 Leland Verner resigned as a member of our board of directors. Mr. Verner’s resignation was not the result of any disagreements regarding the Company’s operations, policies, practices or other disagreements.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

1. DESCRIPTION OF THE BUSINESS AND HISTORY (continued)

On December 17, 2010 the Company entered into a Convertible Loan agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000 for a term of one year. The convertible loan agreement replaced the original agreement with Monaco Capital Inc., dated April 22, 2010 and provided that the principal of $500,933 advanced under it, along with $20,664 in unpaid, accrued interest, to and including December 17, 2010 be treated as if issued under the terms of the new agreement. The loan is unsecured and shall bear interest at the rate of I0% per annum payable on the due date. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company. (Note 7 Convertible Loan - Related Party)

On December 29, 2010, Monaco Capital Inc. advanced $100,000. The total advanced under the Convertible Loan is $621,596.

On February 15, 2011, Monaco Capital Inc. advanced $60,000. The total advanced under the Convertible Loan is $681,596.

On March 1, 2011, the Company entered into a consulting agreement with IIIyria Inc., (whose executive, Leland Verner, is a former director of the Company) to provide strategic planning and business development services to the Company. The agreement has a term ending December 31, 2012 and a fee of $120,000 per annum with eligibility for additional compensation in the form of warrants or options at the discretion of the Company.

On March 1, 2011, the Company entered into a consulting agreement with Wayne Parsons, a director of the Company, to provide strategic planning and business development services to the Company. The agreement has a term ending December 31, 2012 and a fee of $60,000 per annum with eligibility for additional compensation in the form of warrants or options at the discretion of the Company.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

1. DESCRIPTION OF THE BUSINESS AND HISTORY (continued)

On March 2, 2011, the Company approved a Private Placement Offering (the "Offering") to sell up to a maximum of 40,000,000 units ("Units") of the Company’s securities at $0.10 per Unit, each Unit consisting of one common share (a "Share") and one-half of one common share purchase warrant (each whole warrant a "Warrant") entitling the holder to subscribe for one Share at a price of $0.15 per Share for a period of 18 months from closing. The Offering was made pursuant to Section 4(2) of the Securities Act of 1933 and applicable exemptions in other jurisdictions to Accredited Investors.

On March 2, 2011, the Company cancelled 5,400,000 stock options previously granted on October 6, 2010 to various directors, officers, and consultants of the Company pursuant to our 2010 Stock Plan. The cancelled options constituted all of the active stock options of the Company as at the cancellation date and were variably exercisable for a term of 2 or 5 years at an exercise price of $0.68 per share. The cancellations were made in accordance with cancellation agreements between the Company and the respective option holders. (Note 9 Stock Options)

On March 2, 2011, we granted 5,150,000 stock options to the officers, directors, and consultants of the Company in accordance with our 2010 Stock Plan, at an exercise price of $0.12 per share. Of the 5,150,000 stock options, 150,000 options are exercisable until March 2, 2013 and 5,000,000 options are exercisable until March 2, 2016. These stock options all vest immediately. (Note 9 Stock Options)

On March 28, 2011 and April 19, 2011, Accredited Investors purchased an aggregate of 5,000,000 Units of the Company’s securities under the Private Placement Offering for net proceeds of $471,191.

On April 11, 2011, the Company issued 500,000 restricted common shares of the Company in full satisfaction of the debt owed to Investors Resource Group ("IRG") in the amount of $180,000 which accrued pursuant to a consulting agreement between IRG and the Company.

On May 1, 2011, the Company entered into a consulting agreement with Stephen Cook to provide general business, investor relations and marketing services to the Company. The agreement has a term ending October 31, 2011 and a fee of $3,500 per month with a signing bonus of 500,000 common shares of the Company.

On May 1, 2011, the Company entered into a consulting agreement with Ann Dumyn to provide the services of Secretary, Treasurer and Chief Financial Officer to the Company. The agreement can be terminated by either party upon 30 days written notice. The Company will pay a fee of $5,000 per month.

On May 1, 2011, the Company entered into a consulting agreement with with Hugh H. Aird to provide the services of President to the Company. The Company will pay a fee of $12,500 per month with a signing bonus of $35,000.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

1. DESCRIPTION OF THE BUSINESS AND HISTORY (continued)

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

On July 14, 2011, the Company appointed Wayne Parsons, director, as Chief Financial Officer and Secretary Treasurer.

On August 24, 2011, Monaco Capital Inc. advanced $30,000. The total advanced under the Convertible Loan is $711,596.

On August 29, 2011, J. Trevor Eyton resigned as our chairman. Mr. Eyton’s resignation was not the result of any disagreements regarding the Company’s operations, policies, practices or other disagreements and he remains a member of our board of directors. As a result Wayne Parsons was appointed as our chairman. Hugh H. Aird our chief executive officer agreed to a reduction in his compensation from $12,500 per month to $2,500 per month.

On August 30, 2011, Monaco Capital Inc. advanced $70,000. The total advanced under the Convertible Loan is $781,596.

THE COMPANY TODAY - The Company is an exploration stage enterprise, as defined in FASB ASC 915-10 "Development Stage Entities".

As an exploration stage mining company we are engaged in the identification, acquisition, and exploration of metals and minerals with a focus on gold mineralization. Our current operational focus is to conduct exploration activities on the Cap Gold Project and to complete the terms of the Cap Gold option agreement (Note 4 Mineral Properties).

2. BASIS OF PRESENTATION AND GOING CONCERN

The balance sheet presented is that of the Company for the year ended August 31, 2011 and 2010. The statements of operations, cash flows and stockholders equity (deficit) reflect the changes in stockholders equity (deficit), the results of operations and the changes in cash flows of the Company for the year ended August 31, 2011 and 2010 and from inception (July 20, 2006) to August 31, 2011.

These accompanying financial statements have been prepared by management, who is responsible for their content, in accordance with accounting principles generally accepted in the United States of America.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

The Company has not generated any revenue in the current year and has accumulated substantial losses, and require additional funds to maintain its operations. Management’s plans in this regard are to raise equity and/or debt financing as required.

Going concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $3,500,776 and $689,292 for the years ended August 31, 2011 and 2010. At August 31, 2011 and 2010, the Company had a deficit accumulated of $4,281,623 and $780,847, respectively. Since Inception (July 20, 2006) to August 31, 2011, the Company has commenced limited operations, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Capitalized interest

The Company capitalizes interest (Nil in 2011 and 2010) on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

Fair value of financial instruments

The table below presents the carrying value and fair value of the Company’s financial instruments.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the receivable from taxing authorities, approximate fair value because of the relatively short period of time between their origination and expected realization.

		Quoted	Significant	Significant
		Prices in	Other	Unobservable
		(Level 1)	(Level 2)	(Level 3)
	Carrying value
	August 31, 2011
Financial assets
Cash and equivalents	$49,669	$49,669	$-	$-
Excise tax receivable	35,176	35,176	-	-
Prepaid and deposits	39,629	-	39,629	-
Equipment (net)	1,075	-	1,075	-
Website (net)	14,618	-	14,618	-
Mining claims	250,000	-	250,000	-

Financial liabilities
Accounts payable and
accrued expenses	122,739	122,739	-	-
Accounts payable - related parties	-	-	-	-
Convertible notes - related parties	779,877	-	779,877	-

	August 31, 2010
Financial assets
Cash and equivalents	$2,146	$2,146	$-	$-
Prepaid and deposits	70,723	-	70,723	-
Website (net)	23,389	-	23,389	-
Mining claims	125,000	-	125,000	-

Financial liabilities
Accounts payable and
accrued expenses	76,023	-	76,023	-
Accounts payable - related parties	1,000	-	1,000	-
Convertible notes - related parties	240,142	-	240,142	-
Notes payable	62,907	-	62,907	-

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net loss per common share

The Company computes net loss per share in accordance with FASB ASC 260 "Earnings per Share". Under the provisions of FASB ASC 260 "Earnings per Share", basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through August 31, 2011, common stock equivalents are the rights conferred upon Monaco Capital Inc. pursuant to the convertible loan agreement (Note 7) and those arising from the 2010 Stock Option Plan (Note 9). These stock equivalents were not included as their effect was anti-dilutive for the periods presented.

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

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company obtained financing during the year from Monaco Capital Inc. which holds 51% of the Company’s common shares. The balance of the loan as at August 31, 2011 was $779,877.

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

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred. Amortization is provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes. The Company capitalized $26,313 in Website development in the 2010 year. The net book value at August 31, 2011 was $14,618.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

5. NEW ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements through April 2012 and believes that none of them will have a material effect on the company’s financial position, results of operations or cash flows.

6. NOTES PAYABLE

On August 27, 2010 the Company obtained a loan from an individual in the principal amount of $32,077. Due to its short term nature the Company agreed to pay the individual $6,493 as a premium. The note payable totaling $38,569 was due and payable on or before September 15, 2010. The note was paid in full on September 10, 2010.

On November 26, 2010 the Company obtained a demand promissory note from Taio Investments Ltd. ("Taio") of CDN $50,000 ($49,518 US). Due to its short term nature the Company agreed to pay Taio $5,000 as a premium. The note payable totaling CDN $55,000 was due and payable on December 6, 2010. The note was paid in full on December 6, 2010.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

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

On December 17, 2010 the Company entered into a Convertible Loan agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000 for a term of one year. The convertible loan agreement replaced the original agreement with Monaco Capital Inc., dated April 22, 2010 and provided that the principal of $500,933 advanced under it, along with $20,665 in unpaid, accrued interest, to and including December 17, 2010 be treated as if issued under the terms of the new agreement. The loan is unsecured and shall bear interest at the rate of 10% per annum payable on the due date. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company.

At August 31, 2011, Monaco Capital Inc. has advanced to the Company $781,597. The balance sheets at August 31, 2011 and 2010 recorded the loan value at $779,877 and $240,142 due to the unamortized beneficial conversion feature on the convertible debt totaling $1,719 and $10,791. The initial beneficial conversion feature was valued at $16,833 of which $15,114 and $6,042 has been amortized. The beneficial conversion feature amount has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. Accrued interest at August 31, 2011 and 2010 relating to the loan totaling $46,869 and $8,746 was recorded in accounts payable and accrued liabilities, respectively.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

8. STOCKHOLDERS’ EQUITY (DEFICIT)

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

Effective December 20, 2006, the Company issued 24,000,000 (12,000,000 pre-forward stock split) shares of the Company’s common stock pursuant to the Company’s SB-2 prospectus offering at $0.0025 per share for total proceeds of $60,000.

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

On March 28, 2011 and April 19, 2011, Accredited Investors purchased an aggregate of 5,000,000 Units of the Company’s securities under the Private Placement Offering for net proceeds of $476,191. These shares were presented as issued and outstanding as at May 31, 2011, however the shares were not actually issued to the shareholders per the transfer agent records due to some administrative delay. Hence these shares are reclassified under Stock Payable in the current period.

On April 11, 2011, the company issued 500,000 restricted common shares of the Company, valued at $67,500, in full satisfaction of the debt owed to Investors Resource Group ("IRG") in the amount of $180,000 which accrued pursuant to a consulting agreement between IRG and the Company.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

9. STOCK OPTIONS

On April 14, 2010, the Company entered into a consulting agreement with Wayne Parsons, to act as President, CEO, CFO, Secretary and Treasurer of the Company. As part of the compensation package he was granted 1,000,000 fully vested, non-transferable stock options with an exercise price of $1.00.

Under SFAS 123 (R) (ASC 718 and 505), the fair value of options is estimated at the date of grant using a Black-Scholes-Menon ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of staff Accounting Bulletin No. 107 (SAD 107) of the Securities and Exchange Commission relative to "plain vanilla" options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the options’s vesting term and contractual period.

The fair value of the 1,000,000 options using the Black-Scholes option pricing model with the following weighted average assumptions was recorded in the statement of operations as consulting expenses at a value of $505,200:

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

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

9. STOCK OPTIONS (continued)

The 1,000,000 options issued to Wayne Parsons April 14, 2010 were cancelled and re issued on October 6, 2010 with a purchase price of $0.68 under our 2010 Stock Plan. Under ASC(718) this concurrent cancellation and reissuance of options was accounted for as a modification. Accordingly, the Company compared the fair value of the options cancelled to the fair value of the options reissued on October 6, 2010. In connection with this modification the company recorded stock-based compensation of $276,000. Also on October 6, 2010, an additional 4,400,000 stock options were granted to nine other individuals, including directors, officers, consultants and employees, pursuant to our 2010 Stock Plan, at an exercise price of $.68 per share. Of the aggregate 5,400,000 stock options, 400,000 options are exercisable until October 5, 2012 and 5,000,000 options are exercisable until October 6, 2015. These options all vest immediately.

The fair value of the 5,400,000 options using the Black-Scholes option pricing model with the following weighted average assumptions and including the $276,000 modification was recorded in the statement of operations as consulting expenses at a value of $2,480,800:

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

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

9. STOCK OPTIONS (continued)

A summary of the status of the Company’s stock option plan as of August 31, 2011 and 2010 and changes during the years is presented below:

	2011		2010
		Weighted		Weighted
	Number of	average	Number of	average
	Shares	exercise price	Shares	exercise price
	#	$	#	$

Outstanding at beginning of year	1,000,000	1.00	-	-
Granted	10,550,000	0.41	1,000,000	1.00
Exercised	-	-	-	-
Forfeited or cancelled	(6,400,000)	(0.73)	-	-
Outstanding at end of year	5,150,000	0.12	1,000,000	1.00

Exercisable	5,150,000	0.12	1,000,000	1.00

10. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of August 31, 2011, the Company had net operating loss carry-forwards of approximately $1,152,973 which expire in varying amounts between 2026 and 2030. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry-forward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carry-forward period are revised.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

10. INCOME TAXES (continued)

	August 31	August 31
	2011	2010

Federal net operating loss carryforward	$4,261,623	$760,846
Less share based compensation	(3,108,650)	(505,200)
Net operating loss carryforward	1,152,973	255,646

Deferred Tax Assets	-	-
Net operating loss carryforward - 35%	403,541	89,476
Less: Valuation allowance	(403,541)	(89,476)
Net Deferred Tax Assets:	$-	$-

Effective Tax Rate Reconcilliation:
Federal statutory tax rate	-35.0%	-35.0%
Change in valuation allowance	35.0%	35.0%
Effective tax rate:	0.0%	0.0%

11. RELATED PARTY TRANSACTIONS

The Company paid American Lithium Minerals Inc., whose President and Director is Hugh H. Aird, CDN $5,000 per month for office rent, supplies and administrative support.

At August 31, 2011, Monaco Capital Inc., a majority shareholder has advanced $781,597. The balance sheets at August 31, 2011 and 2010 recorded the loan value at $779,877 and $240,142 due to the unamortized beneficial conversion feature on the convertible debt totaling $1,719 and $10,791. The initial beneficial conversion feature was valued at $16,833 of which $9,072 and $6,042 has been amortized. The beneficial conversion feature amount has been accounted for as a debt discount which is being amortized and treated as interest expense over the term of the convertible debentures. Accrued interest at August 31, 2011 and 2010 relating to the loan totaling $46,869 and $8,746 was recorded in accounts payable and accrued liabilities, respectively.

AMERICAN PARAMOUNT GOLD CORP.
(fka ZEBRA RESOURCES INC.)
(An Exploration Stage Company)
NOTED TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 AND 2010
(Stated in U.S. Dollars)

12. COMMITMENTS AND CONTINGENCIES

On November 8, 2010, the company entered into a letter of intent with Lonsdale Acquisitions Corp. to acquire the Kisita Gold Mine Property, an operational gold property four hours northwest of the capital city of Kampala in Uganda. On December 9, 2010 the company, having performed the due diligence required to acquire the Kisita Gold Mine Property advised Lonsdale Acquisition Corporation that it declined to proceed with the purchase agreement under its current terms and conditions. Lonsdale has issued a general expense claim requesting a remittance of $35,000 for services rendered. Up to the date of these financial statements the company maintains it has not received any services justifying an expense of $35,000 and maintains its position that no liability needs to be accrued for this non-receipt of services. As per ASC 450 the company deems that the possibility of loss is minimal and therefore does not consider it necessary to disclose or accrue any potential liability in these financial statements.

13. SUBSEQUENT EVENTS

On November 28, 2011, the Nevada Secretary of State accepted for filing a Certificate of Change, wherein the corporation amended our Articles of Incorporation to implement a forty (40) for one (1) reverse stock split of our authorized and issued and outstanding common shares such that our company’s authorized capital will be decreased from 150,000,000 shares of common stock with a par value of $0.001 to 3,750,000 shares of common stock with a par value of $0.001 and, correspondingly, its issued and outstanding shares of common stock shall decrease from 69,500,000 shares of common stock to 1,735,000 shares of common stock. No fractional shares shall be issued and fractional shares shall be rounded up. The reverse split was effective at the opening of trading on January 26, 2012.

On February 24, 2012, H. Neville Rhoden and J. Trevor Eyton resigned as members of the Company’s board of directors. The resignations were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

On February 27, 2012, the company issued a news release with an update on the data results of our company’s Cap Gold Project.

On March 9, 2012 based on recently released drill results the Board of Directors decided the company could not justify the further expense of continuing with its planned drill program at Cap Gold, Nye County, Nevada, USA.

Item 9.                       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.                     Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (who are acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of August 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2011, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                     Other Information

Effective February 24, 2012, H. Neville Rhoden and J. Trevor Eyton resigned as directors of our company.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Hugh Aird	President, Chief Executive Officer, Director	56	August 30, 2010
Wayne Parsons	Director	48	April 14, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Hugh Aird—President, Chief Executive Officer and Director

Mr. Aird was appointed a director of our company on August 30, 2010 and as president and chief executive officer on September 29, 2010.

Since graduating from Harvard University, Hugh Aird has held numerous top level executive positions throughout the financial industry. From 1998 to 2002 he was the Managing Director at Berenson, Mineralla LTD, a firm providing Mergers & Acquisitions advisory services, and from 1994 to 1998 he was Vice-Chairman of Merrill Lynch Canada. From 2002 to 2004 Mr. Aird was President of DRIA Capital, a financial consulting firm. Since 2004, Mr. Aird has been the Vice-Chairman, North America, and Business Development for Edelman Public Relations.

Mr. Aird served as President of American Lithium Minerals, Inc. from September 29, 2009 until September 29, 2010, when he was appointed Chairman of the Board of Directors.

Wayne Parsons—Chief Financial Officer and Director

Mr. Parsons served as our secretary and treasurer from April 14, 2010 until August 30, 2010. He also served as our president, chief financial officer and chief executive from April 14, 2010 to September 29, 2010. Mr. Parsons has been a member of our board of directors since April 14, 2010. Mr. Parsons was appointed as our Chief Financial Officer, Secretary and Treasurer on July 14, 2011.

Wayne Parsons graduated University of Western Ontario 1985, Richard Ivey School of Business, and HBA. He began his career as an investment advisor in Toronto with Nesbitt Thomson Bongard, moving to RBC Dominion Securities in 1994 as Senior Investment Advisor. Mr. Parson’s then joined National Bank Financial in 2003 as Senior Investment Advisor, working in London until 2008. He has been involved in many mining deals over the years and helped fund a number of junior mining projects in North America and abroad.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

Effective December 13, 2011, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president (being our principal executive officer and principal financial officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.

Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to our company, 130 King Street West, Suite 3670, Toronto, Ontario M5X 1A9.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of Wayne Parsons.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating or compensation committee or committees performing similar functions nor do we have a written nominating or compensation committee charters. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.                     Executive Compensation

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2011 and 2010; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hugh H. Aird President, Chief Executive Officer and Director	2011 2010	N/A N/A	N/A N/A	N/A N/A	538,000 N/A	N/A N/A	N/A N/A	110,000 N/A	648,000 N/A
Ann Dumyn Former Chief Financial Officer, Secretary and Treasurer	2011 2010	N/A N/A	N/A N/A	N/A N/A	269,000 N/A	N/A N/A	N/A N/A	N/A N/A	269,000 N/A
Wayne Parsons Former President, Former Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2011 2010	N/A 6,000	N/A Nil	N/A 505,200	299,000 Nil	N/A Nil	N/A Nil	N/A Nil	N/A 511,200

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Gravelle Former President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director	2011 2010	N/A Nil	N/A Nil	N/A Nil	30,975 Nil	N/A Nil	N/A Nil	N/A Nil	30,975 Nil

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

On June 30, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 6,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

2011 Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executives in 2011:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Hugh Aird	March 2, 2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	1,000,000	$0.12	$538,000
Ann Dumyn	March 2, 2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	5,000,000	$0.12	$269,000
Dan Gravelle	March 2, 2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	75,000	$0.12	$30,975

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Hugh Aird	1,000,000	N/A	N/A	$0.12	March 2, 2016	N/A	N/A	N/A	N/A

Ann Dumyn	500,000	N/A	N/A	$0.12	March 2, 2016	N/A	N/A	N/A	N/A

Dan Gravelle	75,000	N/A	N/A	$0.12	March 2, 2016	N/A	N/A	N/A	N/A

Option Exercises

During our fiscal year ended August 31, 2011, there were no options exercised by our named officers.

Compensation of Directors

Other than as set forth below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

On March 1, 2011, we entered into a consulting agreement with Wayne Parsons, a director of our company, to provide strategic planning and business development services to our company. The agreement has a term ending December 31, 2012 and a fee of $60,000 per annum with eligibility for additional compensation in the form of warrants or options at the discretion of our company.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2011:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Trevor Eyton	N/A	N/A	1,000,000	N/A	N/A	N/A	538,000
Neville Rhoden	N/A	N/A	500,000	N/A	N/A	N/A	269,000
Wayne Parsons	N/A	N/A	1,000,000	N/A	N/A	N/A	299,000

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 11, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Hugh H. Aird	Common	Nil	0%
Wayne Parsons	Common	Nil	0%
Directors and Officers as a group	Common	Nil	0%
Monaco Capital Ltd. PO Box 2079 7 New Rd. FL 2 Ste. 6 Belize City, Belize	Common	863,750	53.6%

(1)

Based on 1,612,500 shares of common stock issued and outstanding as of May 14, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 13.                     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Hugh H. Aird and Wayne Parsons. We have determined that we do not have a director that is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Our audit committee consists of Wayne Parsons.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating or compensation committee or committees performing similar functions nor do we have a written nominating or compensation committee charters. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 14.                     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2011 and for fiscal year ended August 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2011 $	August 31, 2010 $
Audit Fees	16,000	16,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	16,000	16,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.                     Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.5	Certificate of Change filed with the Nevada Secretary of State on November 28, 2011 (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2012).

3.6	Certificate of Correction filed with the Nevada Secretary of State on November 29, 2011 (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2012).

Exhibit	Exhibit
Number	Description

(4)	Instruments defining the rights of security holders, including indentures

4.1*	Code of Ethics

(10)	Material Contracts

10.1

Mineral Lease Agreement between Royce L. Hackworth and Belva L. Tomany and Zebra Resources (now know as American Paramount Gold Corp.) dated April 16, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 19, 2010).

10.2	Consulting Agreement between our company and Wayne Parsons dated April 14, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2010).

10.3	Option Cancellation Agreement between our company and Wayne Parsons dated November 18, 2010.

10.4*	Convertible Loan Agreement between our company and Monaco Capital Inc. dated December 17, 2010.

(31)	Section 302 Certifications

31.1*	Section 302 Certification – Principal Executive Officer

31.2*	Section 302 Certification – Principal Financial Officer

(32)	Section 906 Certification

32.1*	Section 906 Certification – Principal Executive Officer

32.2*	Section 906 Certification – Principal Financial Officer

(101)**	Interactive Data File (Form 10-K for the Year Ended December 31, 2011)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PARAMOUNT GOLD CORP.
(Registrant)

Dated: June 11, 2012	/s/ Hugh Aird
Hugh Aird
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 11, 2012	/s/ Wayne Parsons
Wayne Parsons
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 11, 2012	/s/ Hugh Aird
Hugh Aird
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 11, 2012	/s/ Wayne Parsons
Wayne Parsons
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)