Form 10-Q
period 2011-11-30
AMERICAN PARAMOUNT GOLD CORP.
filed 2015-04-14
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2011

                                       or

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

         (former address-141 Adelaide Street W, Suite 240, Toronto, ON)

        Registrant's telephone number including area code: (778) 478-7480

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

Number of common shares outstanding at June 15, 2014: 1,612,500

                          AMERICAN PARAMOUNT GOLD CORP.
                           (fka Zebra Resources Inc.)

                         (An exploration Stage Company)

                                      INDEX

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets at November 30, 2011 (unaudited) and
August 31, 2011 (audited)                                                     3

Statements of Operations for the three months ended November 30, 2011
and 2010 (unaudited)                                                          4

Statements of Cash Flows for the three months ended November 30, 2011
and 2010 (unaudited)                                                          5

Notes to Financial Statements (unaudited)                                     6

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
Balance Sheets - Presented in U.S. Dollars

                                                            November 30,            August 31,
                                                                2011                   2011
                                                            ------------           ------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                      $     16,261           $     71,552
  Sales Tax receivable                                            19,647                 35,126
  Prepaids and deposits                                               --                 39,629
                                                            ------------           ------------
      TOTAL CURRENT ASSETS                                        35,908                146,357
                                                            ------------           ------------
Mining claims                                                         --                250,000
Website, net                                                          --                 14,618
Equipment, net                                                        --                  1,075
                                                            ------------           ------------

TOTAL ASSETS                                                $     35,908           $    412,050
                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                            $         --           $     21,882
  Accounts payable and accrued liabilities                       153,932                122,740
  Convertible loans payable                                      831,596                779,877
                                                            ------------           ------------
      TOTAL CURRENT LIABILITIES                                  985,528                924,499
                                                            ------------           ------------

TOTAL LIABILITIES                                                985,528                924,499
                                                            ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock
    3,750,000 authorized shares, par value $0.001
    1,612,500 shares issued and outstanding                        1,613                  1,613
  Additional paid-in capital                                   3,291,370              3,291,370
  Stock payable                                                  476,191                476,191
  Deficit accumulated during the exploration stage            (4,718,794)            (4,281,623)
                                                            ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                               (949,620)              (512,449)
                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $     35,908           $    412,050
                                                            ============           ============

                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
Statements of Operations - Presented in U.S. Dollars
(Unaudited)

                                                       For the Three Months Ended
                                                              November 30,
                                                      2011                   2010
                                                  ------------           ------------
OPERATING EXPENSES
  Consulting                                      $     14,725           $  2,496,769
  Exploration                                          121,640                117,211
  General and administrative                            11,052                 25,783
  Management fees                                           --                 33,212
  Professional fees                                      3,739                 41,738
                                                  ------------           ------------
      TOTAL EXPENSES                                   151,156              2,714,713

OTHER EXPENSES
  Impairment of mining claims                          250,000                     --
  Impairment of capital assets                          15,693                     --
  Amortization of debt discount                             --                  4,196
  Interest expense                                      20,322                  9,585
                                                  ------------           ------------
TOTAL OTHER EXPENSE                                    286,015                 13,781
                                                  ------------           ------------

NET LOSS                                          $   (437,171)          $ (2,728,494)
                                                  ============           ============

NET LOSS PER COMMON SHARE - BASIC                 $      (0.27)          $      (1.69)
                                                  ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC                                 1,612,500              1,612,500
                                                  ============           ============


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)

                                                             For the Three Months Ended
                                                                     November 30,
                                                              2011                 2010
                                                           ----------           ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                 $ (437,171)          $   (5,233)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of capital assets                              15,693                   --
     Impairment of mining claims                              250,000                   --
  Changes in operating assets and liabilities:
     Decrease (increase) in sales tax receivable               15,479                   --
     Decrease (increase) in prepaids and deposits              39,629                   --
     Increase (decrease) in accounts payable and
      accrued liabilities                                      32,911                1,350
                                                           ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                         (89,409)              (3,883)
                                                           ----------           ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Bank overdraft                                              (21,882)                  --
  Convertible loan proceeds - related party                    50,000                   --
                                                           ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      28,118                   --
                                                           ----------           ----------
INCREASE (DECREASE) IN CASH                                   (55,291)              (3,883)
CASH, BEGINNING OF PERIOD                                      71,552                7,419
                                                           ----------           ----------

CASH, END OF PERIOD                                        $   16,261           $    3,536
                                                           ==========           ==========


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
Notes to the Financial Statements
November 30, 2011
(Stated in U.S. Dollars)


1. DESCRIPTION OF THE BUSINESS AND HISTORY

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006 as Zebra Resources Inc. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic
915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The Company elected to early adopt the guidance in FASB Topic 915 as of November 30, 2011 and no longer provides the accounting disclosures for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided and all references to development stage operations have been removed.

Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company's financing statements.

2. MINERAL PROPERTIES

On April 16, 2010, the Company entered into an option agreement to acquire a 100% long-term lease interest in 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada (the "Cap Gold Project"). The 189 claims making up the Cap Gold Project form a contiguous block of approximately 3,960 acres. The Company paid $125,000 to secure the option, giving it the right to acquire a 100% long-term lease interest in the Cap Gold Project. To exercise the option the Company must: (i) make ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years two through five, $150,000 in years six through twelve, $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incur expenditures on exploration of the Cap Gold Project of not less than an aggregate of $1,250,000 over five years; and (iii) make production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to the Company from production from the property. At the Company's election, the production royalty may be calculated either on a sliding scale or on a fixed production royalty basis, and must range from 1% to a maximum of 3%.

On March 9, 2012, based on recently released drill results, the Board of Directors decided the company could not justify the further expense of continuing with its planned drill program at Cap Gold, Nye County, Nevada, USA. The Company advised the owners that it was cancelling the option agreement and the property is fully impaired as at November 30, 2011.

3. CONVERTIBLE LOAN

On April 22, 2010, the Company entered into a convertible loan agreement with Monaco Capital Inc., a major shareholder ("Monaco") wherein Monaco agreed to loan the Company up to $500,000 at an interest rate of 10% per annum. The principal amount of any funds advanced and accrued interest is due one year from the advancement date. The loan (including accrued interest) is convertible into common shares of the Company at a conversion price of the volume weighted average price for the Company's stock during the 10 day period ending on the latest complete trading day prior to conversion.

As at November 30, 2011, interest of $67,191 (August 31, 2011 - $47,258) is included in accounts payable.

4. COMMON STOCK

On November 28, 2011, the Company amended its Articles of Incorporation to implement a forty for one reverse stock split of its authorized and issued and outstanding common shares from 150,000,000 shares of common stock with a par value of $0.001 to 3,750,000 shares of common stock with a par value of $0.001. All share and per share information have been retroactively restated to reflect this.

5. RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2011, consulting fees of $14,725 (November 30, 2010 - $Nil) were incurred to the President of the Company.

6. IMPAIRMENT OF CAPITAL ASSETS

During the 3 month period ended November 30, 2011, management determined that costs capitalized to the development of the Company's website of $14,618 and equipment with the carrying value of $1,075 would be unrecoverable and has fully impaired the assets accordingly.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our Company's audited financial statements and 10-K for the year ended August 31, 2011 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

On February 26, 2011, Monaco Capital Inc. acquired a controlling interest in our company by purchasing 20,000,000 shares of our common stock in a private transaction.

On March 17, 2011, we effected a 1 old for 2 new forward stock split of our issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 to 150,000,000 shares of common stock and our issued and outstanding increased from 32,000,000 shares of common stock to 64,000,000 shares of common stock, all with a par value of $0.001.

Also effective March 17, 2011, we changed our name from Zebra Resources, Inc. to American Paramount Gold Corp., by way of a merger with our wholly owned subsidiary American Paramount Gold Corp., which was formed solely for the change of name.

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 12, 2011 under the stock symbol APGA. Our CUSIP number is 02882T 05.

On April 16, 2011, we entered into an agreement with Royce L. Hackworth and Belva L. Tomany in respect of an option to acquire 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada known as the Cap Gold Project. The 189 claims making up the Cap Gold Project form a contiguous block of approximately 3,960 acres (1,602 hectares). We paid $125,000 to secure the option, giving us the right acquire a 100% long-term lease interest in the Cap Gold Project. To exercise the option we must: (i) make ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years two (2) through five (5), $150,000 in years six
(6) through twelve (12), $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incur expenditures on exploration of the Cap Gold Project of not less than an aggregate of $1,250,000 over five (5) years; and (iii) make production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our company from production from the property. At our company's election, the production royalty may be calculated either on a sliding scale or on a fixed production royalty basis, and must range from 1% to a maximum of 3%.

On April 22, 2011, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At November 30, 2011, Monaco Capital Inc. has advanced $400,933. The balance sheet at November 30, 2011 records the loan value at $394,338 due to the unamortized beneficial conversion feature on the convertible debt totalling $6,595. The initial beneficial conversion feature was valued at $16,833 of which $10,238 was amortized. Accrued interest relating to the loan totalling $18,331 as at November 30, 2011 was recorded in accounts payable and accrued liabilities.

On July 30, 2011, our directors approved the adoption of the 2011 stock option plan which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 plan.

On July 28, 2011, we obtained an extra-provincial license to carry on business in the Province of Ontario, Canada. Our Ontario corporation number is 1827852.

On November 9, 2011, we entered into a non-binding letter of intent to acquire the Kisita Gold Mine Property, an operational gold property four hours northwest of the capital city of Kampala, Uganda. The acquisition was subject to further negotiation and due diligence of the project satisfactory to us. On December 9, 2011 our company, having performed the due diligence required to acquire the Kisita Gold Mine Property, advised Lonsdale Acquisition Corporation that we declined to proceed with the purchase agreement under its current terms and conditions. Discussions with Lonsdale Acquisition Corporation are ongoing.

On November 28, 2011, the Nevada Secretary of State accepted for filing a Certificate of Change, wherein the corporation amended our Articles of Incorporation to implement a forty (40) for one (1) reverse stock split of our authorized and issued and outstanding common shares such that our company's authorized capital will be decreased from 150,000,000 shares of common stock with a par value of $0.001 to 3,750,000 shares of common stock with a par value of $0.001 and, correspondingly, its issued and outstanding shares of common stock shall decrease from 64,500,000 shares of common stock to 1,612,500 shares of common stock. No fractional shares shall be issued and fractional shares shall be rounded up. The reverse split was effective at the opening of trading on January 26, 2012.

On March 9, 2012 based on recently released drill results the Board of Directors decided the company could not justify the further expense of continuing with its planned drill program at Cap Gold, Nye County, Nevada, USA. The Company advised the owners that it was cancelling its option agreement.

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

CASH REQUIREMENTS

We intend to conduct exploration activities on our newly optioned property over the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

               ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

    General, administrative, and corporate expenses          $   50,000
    Operating expenses                                       $   50,000
    Exploration                                              $  500,000
                                                             ----------
    TOTAL                                                    $  600,000
                                                             ==========

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $600,000 that we require for the next 12 months, we had $18,000 in cash as of November 30, 2011. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2011, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan is convertible into common shares of our company at a conversion price of $1.05. On December 6, 2011 Monaco Capital Inc. advanced $100,000 To date, $500,933 has been advanced under the April 2011 loan agreement. On December 17, 2011, we entered into a convertible loan agreement with Monaco Capital which replaces the original convertible loan agreement entered into on April 22, 2011 in its entirety. Under the December 17, 2011 convertible loan agreement, Monaco Capital has agreed to loan our company up to $5,000,000. The loan bears interest at a rate of 10% per annum.

During the quarter ended November 30, 2011, Monaco Capital Inc. advanced $50,000. The total advanced under the Convertible Loan as at November 30, 2011 is $831,596.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER, 2011 AND 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended November 30, 2011 and 2010 which are included herein.

Our operating results for the three months ended November 30, 2011, for the three months ended November 30, 2010 and the changes between those periods for the respective items are summarized as follows:

                                                                  Change Between
                                 Three Months     Three Months     Three Month
                                    Ended            Ended        Period Ended
                                 November 30,     November 30,     November 30,
                                     2011             2010             2011
                                  ----------       ----------       ----------
                                     ($)              ($)              ($)
Revenue                                  Nil              Nil              Nil
Consulting expenses                  (14,725)      (2,496,769)       2,482,044
Exploration expenses                (121,640)        (117,211)           4,429
General and administrative           (11,052)         (25,783)          14,731
Management fees                           --          (33,212)          33,212
Professional fees                     (3,739)         (41,738)          37,999
Impairment of mining claims         (250,000)              --          250,000
Impairment of capital assets         (15,693)              --           15,693
Amortization of debt discount             --           (4,196)          (4,196)
Interest expense                     (20,322)          (9,585)         (10,737)
                                  ----------       ----------       ----------
Net loss from operations            (437,171)      (2,728,494)       2,291,323
                                  ==========       ==========       ==========

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

CONSULTING EXPENSES

Consulting expenses decreased by $2,482,044 for the three months ended November 30, 2011 as compared to the three months ended November 30, 2010.

EXPLORATION EXPENSES

Exploration expenses increased by $4,429 during the three months ended November 30, 2011 as compared to the three months ended November 30, 2010 due to our work on the Cap Gold Project.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $14,731 during the three months ended November 30, 2011 as compared to the three months ended November 30, 2010.

MANAGEMENT FEES

Management fees decreased by $33,212 during the three months ended November 30, 2011 as compared to the three months ended November 30, 2010.

PROFESSIONAL FEES

Professional fees decreased by $37,999 during the three months ended November 30, 2011 compared to the three months ended November 30, 2010.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                November 30,          August 31,
                                                    2011                 2011
                                                 ---------            ---------
Current assets                                   $  37,647            $ 146,357
Current liabilities                                985,528              924,499
                                                 ---------            ---------
Working capital (deficit)                        $(949,620)           $(778,142)
                                                 =========            =========

OPERATING ACTIVITIES

Net cash used by operating activities was $105,321 for the three months ended November 30, 2011 compared with cash used by operating activities of $3,883 in the same period in 2010.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the three months ended November 30, 2011 compared to net cash used in investing activities of $Nil in the same period in 2010.

FINANCING ACTIVITIES

Net cash from financing activities for the three months ended November 30, 2011 was $51,719 and for the three months ended November 30, 2010 was Nil.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from inception (July 20, 2006) through November 30, 2011, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $437,171 for the three month period ended November 30, 2011 [2010 - $2,728,494] and at November 30, 2011 had a deficit accumulated during the development stage of $4,718,794. Since inception (July 20, 2006) to November 30, 2011, our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $16,261 as of November 30, 2011. At November 30, 2011, we had working capital deficit of $949,620. We incurred a net loss of $437,171 for the three month period ended November 30, 2011 and $4,718,794 since inception. We estimate our average monthly operating expenses to be approximately $50,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 6, 2011, we granted an aggregate of 5,400,000 stock options to ten individuals, including directors, officers, consultants and employees, pursuant to our 2011 stock option plan, at an exercise price of $0.68 per share. Of the 5,400,000 stock options, 400,000 options are exercisable until October 6, 2012 and 5,000,000 options are exercisable until October 6, 2015. All the stock options vested upon issuance.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 14, 2014, the Company appointed Harold Schneider as director, Interim President, Chief Financial Officer and Secretary Treasurer.

Our board of directors now consists of Harold Schneider.

ITEM 6. EXHIBITS

Exhibit
  No.                              Description
-------                            -----------

(3)      ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2011).

3.4 Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2011).

(10)     MATERIAL CONTRACTS

10.1 Mineral Lease Agreement between Royce L. Hackworth and Belva L. Tomany and our company dated April 16, 2011. (incorporated by reference from our Current Report on Form 8-K filed on April 19, 2011).

10.2     Consulting agreement with Vista Partners LLC dated January 29, 2011

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

101*     Interactive data files pursuant to Rule 405 of Regulation S-T

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

                                AMERICAN PARAMOUNT GOLD CORP.
                                       (Registrant)


Date: April 14, 2015            /s/ Harold Schneider
                                ------------------------------------------------
                                Harold Schneider
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)



Date: April 14, 2015            /s/ Harold Schneider
                                ------------------------------------------------
                                Harold Schneider
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial Officer and Principal
                                Accounting Officer)