Form 10-Q
period 2012-02-28
AMERICAN PARAMOUNT GOLD CORP.
filed 2015-06-22
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2012

                                       or

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

 302-1912 Enterprise way, Kelowna, BC                              V1Y 9S9
(Address of principal executive offices)                          (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of common shares outstanding at June 15, 2014: 1,612,500

                          American Paramount Gold Corp.
                           (fka Zebra Resources Inc.)

                         (An exploration Stage Company)

                                      INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets at February 28, 2012 (unaudited) and
August 31, 2011 (audited)                                                    3

Statements of Operations for the six months ended February 28, 2012
and 2011 (unaudited)                                                         4

Statements of Cash Flows for the six months ended February 28, 2012
and 2011 (unaudited)                                                         5

Notes to Financial Statements (unaudited)                                    6

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Balance Sheets - Presented in U.S. Dollars

                                                          February 28,             August 31,
                                                              2012                   2011
                                                          ------------           ------------
                                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                    $         66           $     71,552
  Excise Tax receivable                                         19,647                 35,126
  Prepaids and deposits                                             --                 39,629
                                                          ------------           ------------
      TOTAL CURRENT ASSETS                                      19,713                146,357

Mining claims                                                       --                250,000
Website, net                                                        --                 14,618
Equipment, net                                                      --                  1,075
                                                          ------------           ------------

TOTAL ASSETS                                              $     19,713           $    412,050
                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                          $         --           $     21,882
  Accounts payable and accrued liabilities                     381,224                122,740
  Convertible loans payable - related party                    952,599                779,877
                                                          ------------           ------------
      TOTAL CURRENT LIABILITIES                              1,333,823                924,499
                                                          ------------           ------------

TOTAL LIABILITIES                                            1,333,823                924,499
                                                          ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock
   3,750,000 authorized shares, par value $0.001
   1,612,500 shares issued and outstanding                       1,613                  1,613
  Additional paid-in capital                                 3,291,370              3,291,370
  Stock payable                                                476,191                476,191
  Deficit                                                   (5,083,284)            (4,281,623)
                                                          ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                           (1,314,110)              (512,449)
                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $     19,713           $    412,050
                                                          ============           ============

                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statements of Operations - Presented in U.S. Dollars
(Unaudited)



                                              For the Three Months Ended               For the Six Months Ended
                                                      February 28,                          February 28,
                                                2012               2011               2012               2011
                                            ------------       ------------       ------------       ------------
OPERATING EXPENSES
  Consulting                                $     19,227       $         --       $     33,952       $  2,496,769
  Exploration                                    310,640             94,695            432,280            211,906
  General and administrative                      10,874             57,911             21,925             83,694
  Management fees                                     --             37,869                 --             71,081
  Professional fees                                   --             37,757              3,739             79,495
                                            ------------       ------------       ------------       ------------
TOTAL EXPENSES                                   340,741            228,232            491,896          2,942,945
                                            ------------       ------------       ------------       ------------

OTHER EXPENSES
  Impairment of mining claims                         --                 --            250,000                 --
  Impairment of capital assets                        --                 --             15,693                 --
  Amortization of debt discount                       --              1,946                 --              6,142
  Interest expense                                23,750             19,428             44,072             29,013
                                            ------------       ------------       ------------       ------------
                                                  23,750             21,374            309,765             35,155
                                            ------------       ------------       ------------       ------------

NET LOSS                                    $   (364,491)      $   (249,606)      $   (801,661)      $ (2,978,100)
                                            ============       ============       ============       ============

NET LOSS PER COMMON SHARE - BASIC           $      (0.22)      $      (0.15)      $      (0.50)      $      (1.85)
                                            ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING - BASIC             1,612,500          1,551,676          1,612,500          1,527,730
                                            ============       ============       ============       ============


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)

                                                                         For the Six Months Ended
                                                                                February 28,
                                                                        2012                   2011
                                                                    ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                          $   (801,661)          $ (2,978,100)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of capital assets                                         15,693                     --
     Impairment of mining claims                                         250,000                     --
     Interest expense                                                     44,072                     --
     Amortization of website                                                  --                  4,385
     Stock issued for services                                                --              2,480,800
     Amortized debt discount                                                  --                  6,142
  Changes in operating assets and liabilities:
     Decrease in excise tax receivable                                    15,479                     --
     Decrease in prepaids and deposits                                    39,629                 61,047
     Increase in other receivable                                             --                (12,968)
     Increase  in accounts payable and accrued liabilities               258,484                 66,792
                                                                    ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                                   (178,254)              (371,902)
                                                                    ------------           ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Bank overdraft                                                         (21,882)                    --
  Convertible loan proceeds - related party                              128,650                430,664
  Notes payable proceeds                                                      --                 55,000
  Notes payable payments                                                      --               (114,716)
  Proceeds from sale of common stock                                          --                     --
                                                                    ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                106,768                370,948
                                                                    ------------           ------------
INCREASE IN CASH                                                         (71,486)                  (954)

CASH, BEGINNING OF PERIOD                                                 71,552                  2,146
                                                                    ------------           ------------

CASH, END OF PERIOD                                                 $         66           $      1,192
                                                                    ============           ============


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
Notes to the Financial Statements
February 28, 2012
(Stated in U.S. Dollars)


1. DESCRIPTION OF THE BUSINESS AND HISTORY

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006 as Zebra Resources Inc. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended February 28, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

2. MINERAL PROPERTIES

On April 16, 2010, the Company entered into an option agreement to acquire a 100% long-term lease interest in 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada (the "Cap Gold Project"). The Company paid $125,000 to secure the option, giving it the right to acquire a 100% long-term lease interest in the Cap Gold Project.

On March 9, 2012, based on recently released drill results, the Board of Directors decided the company could not justify the further expense of continuing with its planned drill program at Cap Gold, Nye County, Nevada, USA. The Company advised the owners that it was cancelling the option agreement and the property is fully impaired as at February 28, 2012.

3. CONVERTIBLE LOAN

On April 22, 2010, and as amended December 17, 2010, the Company entered into a convertible loan agreement with Monaco Capital Inc., a major shareholder ("Monaco") wherein Monaco agreed to loan the Company up to $5,000,000 at an interest rate of 10% per annum. The principal amount of any funds advanced and accrued interest is due one year from the advancement date. The loan (including accrued interest) is convertible into common shares of the Company at a conversion price of the volume weighted average price for the Company's stock during the 10 day period ending on the latest complete trading day prior to conversion.

As at February 28, 2012, accrued interest of $90,940 (August 31, 2011 - $47,258) is included in accounts payable.

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

5. RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2012, consulting fees of $24,463 and $9,500 were incurred to the President and a director of the Company, respectively.

6. IMPAIRMENT OF CAPITAL ASSETS

During the six month period ended February 28, 2012, management determined that costs capitalized to the development of the Company's website of $14,618 and equipment with the carrying value of $1,075 would be unrecoverable and has fully impaired the assets accordingly.

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

On April 22, 2011, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At February 28, 2012, Monaco Capital Inc. has advanced $400,933. The balance sheet at February 28, 2012 records the loan value at $394,338 due to the unamortized beneficial conversion feature on the convertible debt totalling $6,595. The initial beneficial conversion feature was valued at $16,833 of which $10,238 was amortized. Accrued interest relating to the loan totalling $18,331 as at February 28, 2012 was recorded in accounts payable and accrued liabilities.

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

CASH REQUIREMENTS

We intend to conduct exploration activities on our newly optioned property over the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

               ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

       General, administrative, and corporate expenses          $ 50,000
       Operating expenses                                       $ 50,000
       Exploration                                              $500,000
                                                                --------
       TOTAL                                                    $600,000
                                                                ========

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $600,000 that we require for the next 12 months, we had $18,000 in cash as of February 28, 2012. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

During the quarter ended February 28, 2012, Monaco Capital Inc. advanced $121,004. The total advanced under the Convertible Loan as at February 28, 2012 is $952,599.

RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY, 2012 AND 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the six month period ended February 28, 2012 and 2011 which are included herein.

Our operating results for the three months ended February 28, 2012 and for the three months ended February 28, 2011 and the changes between those periods for the respective items are summarized as follows:

                                                                  Change Between
                                 Three Months     Three Months     Three Month
                                    Ended            Ended        Period Ended
                                 February 28,     February 28,     February 28,
                                     2012             2011             2012
                                  ----------       ----------       ----------
                                     ($)              ($)              ($)
Consulting                           (19,227)              --           19,227
Exploration expenses                (310,640)         (94,695)         215,945
General and administrative           (10,974)         (57,911)         (46,937)
Management fees                           --          (37,869)         (37,869)
Professional fees                         --          (37,757)         (37,757)
Amortization of debt discount             --           (1,946)          (1,946)
Interest expense                     (23,750)         (19,428)           4,322
                                  ----------       ----------       ----------
Net loss from operations            (364,491)        (249,606)         114,985
                                  ==========       ==========       ==========

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPLORATION EXPENSES

Exploration expenses increased by $114,985 during the three months ended February 28, 2012 as compared to the three months ended February 28, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $46,937 during the three months ended February 28, 2012 as compared to the three months ended February 28, 2011.

MANAGEMENT FEES

Management fees decreased by $37,869 during the three months ended February 28, 2012 as compared to the three months ended February 28, 2011.

PROFESSIONAL FEES

Professional fees decreased by $37,757 during the three months ended February 28, 2012 compared to the three months ended February 28, 2011.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                              February 28,          August 31,
                                                  2012                 2011
                                              ------------         -----------
Current assets                                $     19,713         $   146,357
Current liabilities                              1,333,823             924,499
                                              ------------         -----------
Working capital (deficit)                     $ (1,314,110)        $  (778,142)
                                              ============         ===========

OPERATING ACTIVITIES

Net cash used by operating activities was $178,254 for the six months ended February 28, 2012.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the six months ended February 28, 2012.

FINANCING ACTIVITIES

Net cash from financing activities for the six months ended February 28, 2012 was $106,768.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from inception (July 20, 2006) through February 28, 2012, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $801,661 for the six month period ended February 28, 2012 [2011 - $2,978,100] and at February 28, 2012 had a deficit accumulated of $5,083,284. Since inception (July 20, 2006) to February 28, 2012, our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Despite exploration work on our mineral property, we have not established that it contains any mineral reserve, nor is there any assurance that we will be able to do so. If we do not, our business could fail.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $66 as of February 28, 2012. At February 28, 2012, we had working capital deficit of $1,314,110. We incurred a net loss of $801,661 for the six month period ended February 28, 2012 and $5,083,284 since inception. We estimate our average monthly operating expenses to be approximately $50,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

                          AMERICAN PARAMOUNT GOLD CORP.
                                  (Registrant)


Date: June 19, 2015             /s/ Harold Schneider
                                ------------------------------------------------
                                Harold Schneider
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)


Date: June 19, 2015             /s/ Harold Schneider
                                ------------------------------------------------
                                Harold Schneider
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial Officer and Principal
                                Accounting Officer)