Form 10-Q
period 2012-05-31
AMERICAN PARAMOUNT GOLD CORP.
filed 2015-06-22
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of common shares outstanding at June 15, 2014: 1,612,500

                          American Paramount Gold Corp.
                           (fka Zebra Resources Inc.)

                                      INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets at May 31, 2012 (unaudited) and August 31, 2011 (audited)       3

Statements of Operations for the three and nine months ended May 31, 2012
and 2011 (unaudited)                                                           4

Statements of Cash Flows for the three and nine months ended May 31, 2012
and 2011 (unaudited)                                                           5

Notes to Financial Statements (unaudited)                                      6

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
Balance Sheets - Presented in U.S. Dollars

                                                             May 31,              August 31,
                                                              2012                   2011
                                                          ------------           ------------
                                                           (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                    $         14           $     71,552
  Excise tax receivable                                         19,647                 35,126
  Prepaids and deposits                                             --                 39,629
                                                          ------------           ------------
      TOTAL CURRENT ASSETS                                      19,661                146,357

Mining claims                                                       --                250,000
Website, net                                                        --                 14,618
Equipment, net                                                      --                  1,075
                                                          ------------           ------------

TOTAL ASSETS                                              $     19,661           $    412,050
                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                          $         --           $     21,882
  Accounts payable and accrued liabilities                     396,380                122,740
  Convertible loans payable - related party                    975,652                779,877
                                                          ------------           ------------
      TOTAL CURRENT LIABILITIES                              1,372,032                924,499
                                                          ------------           ------------

TOTAL LIABILITIES                                            1,372,032                924,499
                                                          ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock
   3,750,000 authorized shares, par value $0.001
   1,612,500 shares issued and outstanding                       1,613                  1,613
  Additional paid-in capital                                 3,291,370              3,291,370
  Stock payable                                                476,191                476,191
  Deficit                                                   (5,121,545)            (4,281,623)
                                                          ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                           (1,352,371)              (512,449)
                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $     19,661           $    412,050
                                                          ============           ============


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
Statements of Operations - Presented in U.S. Dollars
(Unaudited)

                                               For the Three Months Ended           For the Nine Months Ended
                                                         May 31,                             May 31,
                                                2012              2011               2012              2011
                                            ------------      ------------       ------------      ------------
OPERATING EXPENSES
  Consulting                                $      1,001      $    371,698       $     34,953      $  2,868,467
  Exploration                                         --            38,934            432,280           250,840
  General and administrative                      12,700            40,703             34,625           124,397
  Management fees                                     --            77,122                 --           148,203
  Professional fees                                   --             9,604              3,739            89,099
                                            ------------      ------------       ------------      ------------
TOTAL EXPENSES                                    13,701           538,061            505,597         3,481,006
                                            ------------      ------------       ------------      ------------
OTHER EXPENSES
  Impairment of mining claims                         --                --            250,000                --
  Impairment of capital assets                        --                --             15,693                --
  Amortization of debt discount                       --             1,465                 --             7,607
  Interest expense                                24,560            19,428             68,632            46,607
  Gain on settlement of debt                          --          (112,500)                --          (112,500)
                                            ------------      ------------       ------------      ------------
                                                  24,560           (93,441)           334,325           (58,286)
                                            ------------      ------------       ------------      ------------

NET LOSS                                    $    (38,261)     $   (444,620)      $   (839,922)     $ (3,422,720)
                                            ============      ============       ============      ============

NET LOSS PER COMMON SHARE - BASIC           $      (0.02)     $      (0.27)      $      (0.52)     $      (2.24)
                                            ============      ============       ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING - BASIC             1,612,500         1,551,676          1,612,500         1,527,730
                                            ============      ============       ============      ============


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
Statements of Cash Flows - Presented in US Dollars
(Unaudited)

                                                                         For the Nine Months Ended
                                                                                  May 31,
                                                                        2012                   2011
                                                                    ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                          $   (839,922)          $ (3,422,720)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of capital assets                                         15,693                     --
     Impairment of mining claims                                         250,000                     --
     Interest expense                                                     68,632                     --
     Amortization of website                                                  --                  6,686
     Stock issued for services                                                --              2,603,450
     Amortized debt discount                                                  --                  7,607
     Gain on debt settlement                                                  --               (112,500)
  Changes in operating assets and liabilities:
     Decrease (increase) in excise tax receivable                         15,479                     --
     Decrease (increase) in prepaids and deposits                         39,629                 70,723
     Increase in other receivable                                             --                (34,855)
     Increase  in accounts payable and accrued liabilities               205,008                180,560
                                                                    ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                                   (245,431)              (701,048)
                                                                    ------------           ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Mining claims                                                               --               (125,000)
  Equipment                                                                   --                 (1,290)
                                                                    ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                         --               (126,290)
                                                                    ------------           ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Bank overdraft                                                         (21,882)                    --
  Convertible loan proceeds - related party                              195,775                430,664
  Notes payable proceeds                                                      --                 55,000
  Notes payable payments                                                      --               (117,907)
  Proceeds from sale of common stock                                          --                476,191
                                                                    ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                173,893                843,948
                                                                    ------------           ------------
(DECREASE) INCREASE IN CASH                                              (71,538)                16,610

CASH, BEGINNING OF PERIOD                                                 71,552                  2,146
                                                                    ------------           ------------

CASH, END OF PERIOD                                                 $         14           $     18,756
                                                                    ============           ============


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
(fka Zebra Resources Inc.)
Notes to the Financial Statements
May 31, 2012
(Stated in U.S. Dollars)


1. DESCRIPTION OF THE BUSINESS AND HISTORY

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006 as Zebra Resources Inc. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

2. MINERAL PROPERTIES

On April 16, 2010, the Company entered into an option agreement to acquire a 100% long-term lease interest in 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada (the "Cap Gold Project"). The Company paid $125,000 to secure the option, giving it the right to acquire a 100% long-term lease interest in the Cap Gold Project.

On March 9, 2012, based on recently released drill results, the Board of Directors decided the company could not justify the further expense of continuing with its planned drill program at Cap Gold, Nye County, Nevada, USA. The Company advised the owners that it was cancelling the option agreement and the property is fully impaired as at May 31, 2012.

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

As at May 31, 2012, interest of $115,500 (August 31, 2011 - $47,258) is included in accounts payable.

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

5. RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2012, consulting fees of $25,453 and $9,500 were incurred to the President and a director of the Company, respectively.

6. IMPAIRMENT OF CAPITAL ASSETS

During the nine month period ended May 31, 2012, management determined that costs capitalized to the development of the Company's website of $14,618 and equipment with the carrying value of $1,075 would be unrecoverable and has fully impaired the assets accordingly.

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

On April 16, 2011, we entered into an agreement with Royce L. Hackworth and Belva L. Tomany in respect of an option to acquire 189 unpatented mining claims situated in the Walker Lane Structural Belt in Nye County, Nevada known as the Cap Gold Project. The 189 claims making up the Cap Gold Project form a contiguous block of approximately 3,960 acres (1,602 hectares). We paid $125,000 to secure the option, giving us the right acquire a 100% long-term lease interest in the Cap Gold Project. To exercise the option we must: (i) make ongoing yearly advance production royalty cash payments during the term of the agreement of $125,000 in years two (2) through five (5), $150,000 in years nine
(6) through twelve (12), $200,000 in years 13 through 20 and $300,000 in years 21 through 30; (ii) incur expenditures on exploration of the Cap Gold Project of not less than an aggregate of $1,250,000 over five (5) years; and (iii) make production royalty payments from production from the property after the advance production royalty cash payments described above have been repaid to our company from production from the property. At our company's election, the production royalty may be calculated either on a sliding scale or on a fixed production royalty basis, and must range from 1% to a maximum of 3%.

On April 22, 2011, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At May 31, 2012, Monaco Capital Inc. has advanced $975,652. Accrued interest relating to the loan totalling $113,449 as at May 31, 2012 was recorded in accounts payable and accrued liabilities.

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

During the quarter ended May 31, 2012, Monaco Capital Inc. advanced $23,052. The total advanced under the Convertible Loan as at May 31, 2012 is $975,662.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 2012 AND 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended May 31, 2012 included herein.

Our operating results for the three months ended May 31, 2012 and 2011 are summarized as follows:

                                             Three Months        Three Months
                                                Ended               Ended
                                                May 31,             May 31,
                                                 2012                2011
                                              ----------          ----------
                                                 ($)                 ($)
Consulting expenses                                1,001             371,698
Exploration expenses                                  --              38,934
General and administrative                        12,700              40,703
Management fees                                       --              77,122
Professional fees                                     --               9,604
Impairment of mining claims                           --                 --
Impairment of capital assets                          --                 --
Amortization of debt discount                         --               1,465
Interest expense                                  24,560              19,428
Gain on settlement of debt                            --            (112,500)
                                              ----------          ----------
Net loss from operations                         (38,261)           (444,620)
                                              ==========          ==========

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

CONSULTING EXPENSES

Consulting expenses decreased by $370,697 for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011.

EXPLORATION EXPENSES

Exploration expenses decreased by $38,934 during the three months ended May 31, 2012 as compared to the three months ended May 31, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $28,003 during the three months ended May 31, 2012 as compared to the three months ended May 31, 2011.

PROFESSIONAL FEES

Professional fees decreased by $9,604 during the three months ended May 31, 2012 compared to the three months ended May 31, 2011.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                May 31,             August 31,
                                                 2012                  2011
                                             -----------           -----------
Current assets                               $    19,661           $   146,357
Current liabilities                            1,372,032               924,499
                                             -----------           -----------
Working capital (deficit)                    $(1,352,371)          $  (778,142)
                                             ===========           ===========

OPERATING ACTIVITIES

Net cash used by operating activities was $245,431 for the nine months ended May 31, 2012 compared with cash used by operating activities of $701,048 in the same period in 2011.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the nine months ended May 31, 2012 compared to net cash used in investing activities of $126,290 in the same period in 2011.

FINANCING ACTIVITIES

Net cash from financing activities was $173,893 for the nine months ended May 31, 2012 compared to $843,948 for the nine months ended May 31, 2011.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from inception (July 20, 2006) through May 31, 2012, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $38,260 for the three month period ended May 31, 2012 [2011- $444,620] and at May 31, 2012 had a deficit accumulated during the development stage of $5,121,399. Since inception (July 20, 2006) to May 31, 2012, our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $14 as of May 31, 2012. At May 31, 2012, we had working capital deficit of $1,352,225. We incurred a net loss of $38,260 for the three month period ended May 31, 2012 and $5,121,399 since inception. We estimate our average monthly operating expenses to be approximately $50,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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