Form 10-K
period 2012-08-31
AMERICAN PARAMOUNT GOLD CORP.
filed 2015-10-23
CIK 1373690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended August 31, 2012

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

355 Burrard Street, Suite 1000, Vancouver, BC Canada               V6C 2G8
       (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (250) 258-7481

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

The  aggregate  market  value of  Common  Stock  held by  non-affiliates  of the
Registrant on August 31, 2012 was $96,000 based on a $0.06 closing price for the
Common Stock on August 31, 2012. For purposes of this computation, all executive officers and directors  have been deemed to be  affiliates.  Such  determination should  not be  deemed  to be an  admission  that such  executive  officers  and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

1,612,500 shares of common stock issued & outstanding as of August 31, 2012.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

PART I
Item 1.    Business                                                           3
Item 1A.   Risk Factors                                                       6
Item 1B.   Unresolved Staff Comments                                         10
Item 2.    Properties                                                        10
Item 3.    Legal Proceedings                                                 11
Item 4.    Mine Safety Disclosures                                           11

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 11
Item 6.    Selected Financial Data                                           12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        16
Item 8.    Financial Statements and Supplementary Data                       17
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                          30
Item 9A.   Controls and Procedures                                           30
Item 9B.   Other Information                                                 31

PART III
Item 10.   Directors, Executive Officers and Corporate Governance            31
Item 11.   Executive Compensation                                            34
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                        35
Item 13.   Certain Relationships and Related Transactions, and
           Director Independence                                             35
Item 14.   Principal Accounting Fees and Services                            36

PART IV
Item 15.   Exhibits, Financial Statement Schedules                           36

SIGNATURES                                                                   38

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements.  These statements relate to future events or our future  financial  performance.  In some cases,  you can identify  forward-looking  statements by  terminology  such as "may",  "should",
"expects",  "plans",   "anticipates",   "believes",   "estimates",   "predicts",
"potential"  or  "continue"  or the negative of these terms or other  comparable terminology. These statements are only predictions and involve known and unknown risks,  uncertainties  and other  factors,  including  the risks in the  section entitled "Risk  Factors",  that may cause our or our industry's  actual results, levels of activity,  performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report,  the terms "we", "us",  "our",  "our company" and
"American  Paramount" refer to American  Paramount Gold Corp.,  unless otherwise indicated.

CORPORATE OVERVIEW

Our principal  executive offices are located at 355 Burrard Street,  Suite 1000,
Vancouver, BC, Canada, V6C 2G8. Our telephone number is (250) 258-7481.

Our common stock is quoted on the OTC Bulletin Board under the symbol "APGA".

CORPORATE HISTORY

We were  incorporated  under the laws of the  State of  Nevada on July 20,  2006 under the name "Zebra Resources  Incorporated"  (aka "Zebra Resources Inc."). At
inception,  we were an  exploration  stage company  engaged in the  acquisition, exploration and development of mineral properties.

We are  investigating  several  business  opportunities  to enhance  shareholder value.

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

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

On April 22, 2010,  we entered into a  convertible  loan  agreement  with Monaco
Capital Inc.,  wherein  Monaco Capital Inc. has agreed to loan our company up to
$500,000.  The loan (and accrued  interest) is  convertible  in whole or in part into common  shares of our company at a conversion  price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the  term of the  loan  prepay  any sum up to the  full  amount  of the loan and accrued  interest then  outstanding  for an additional 10% of such amount.  This agreement  was  subsequently  cancelled  and  replaced  with a new  agreement on
December 17, 2010.  The new agreement  provided for funding of up to $5,000,000, and any amounts advanced would bear interest at 10% per annum. In addition,  any outstanding  principal and accrued  interest  would be convertible at the volume weighted  average trading price for the company's shares of common stock for the ten trading day period prior to any conversion.

On July 30, 2010,  our directors  approved the adoption of the 2010 Stock Option
Plan ("2010 Plan") which permits our company to issue up to 6,500,000  shares of our common  stock to  directors,  officers,  employees  and  consultants  of our company upon the exercise of stock options granted under the 2010 Plan.

On July 28, 2010, we obtained an  extra-provincial  license to carry on business in the Province of Ontario, Canada. Our Ontario Corporation Number is 1827852.

On October 6, 2010,  we granted an aggregate of 5,400,000  stock  options to ten individuals,  including directors, officers, consultants and employees, pursuant to our 2010 Plan,  at an  exercise  price of $0.68 per share.  Of the  5,400,000 stock  options,  400,000  options  are  exercisable  until  October  6, 2012 and
5,000,000  options are exercisable  until October 6, 2015. All the stock options vested upon issuance. We issued the stock options to seven (7) non-U.S.  persons
(as that term is defined in Regulation S of the Securities  Act of 1933),  in an
offshore  transaction  relying  on  Regulation  S  and/or  Section  4(2)  of the
Securities Act of 1933 and to three (3) U.S. persons (as that term is defined in
Regulation S of the  Securities Act of 1933) relying upon Rule 506 of Regulation
D of the Securities Act of 1933.

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
Discussions with Lonsdale Acquisition Corporation are ongoing.

On December 17, 2010, we entered into a convertible  loan  agreement with Monaco
Capital Inc. This agreement replaces the convertible loan agreement entered into with Monaco  Capital  Inc. on April 22,  2010.  The new  agreement  provided for funding of up to $5,000,000, and any amounts advanced would bear interest at 10%
per annum. In addition,  any outstanding principal and accrued interest would be convertible  at the volume  weighted  average  trading  price for the  company's shares of common stock for the ten trading day period prior to any conversion.

On November 16, 2011, our company's board of directors approved a forty (40) for one (1) reverse stock split of our authorized and issued and outstanding  common shares.

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

The reverse split became effective with the  Over-the-Counter  Bulletin Board at the opening of trading on January 26,  2012.  Our new symbol is "APGA".  Our new
CUSIP number is 02882T 204.

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

Our operational focus has been to conduct exploration activities on the Cap Gold
Project  and to  complete  the  terms of the Cap Gold  option  agreement.  After completing  drilling  on our first  hole,  the Board  determined  to abandon the project entirely.

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

We engage contractors from time to time to consult with us on specific corporate affairs  or to  perform  specific  tasks  in  connection  with  our  exploration programs.

INTELLECTUAL PROPERTY

We   own   all   copyright   in   and  to   the   contents   of   our   website,
www.americanparamountgold.com.  We do not own,  either legally or  beneficially, any patent or trademark.

                           REPORTS TO SECURITY HOLDERS

We are required to file annual,  quarterly and current reports, proxy statements and other  information  with the  Securities  and  Exchange  Commission  and our filings are  available  to the public over the  internet at the  Securities  and
Exchange  Commission's  website at  http://www.sec.gov.  The public may read and copy any materials  filed by us with the Securities  and Exchange  Commission at the Securities and Exchange  Commission's  Public Reference Room at 100 F Street
N.E.  Washington D.C. 20549. The public may obtain  information on the operation of the Public  Reference Room by calling the Securities and Exchange  Commission at  1-800-732-0330.  The SEC also  maintains  an  Internet  site  that  contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

A mineral  reserve is defined by the Securities  and Exchange  Commission in its
Industry    Guide   7   (which   can   be   viewed   over   the    Internet   at
http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7 ) as that part of a mineral  deposit  which  could be  economically  and legally  extracted  or produced  at the  time  of the  reserve  determination.  The  probability  of an individual  prospect ever having a "reserve" that meets the  requirements of the
Securities and Exchange  Commission's  Industry Guide 7 is extremely  remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

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

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

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

RISKS RELATED TO OUR COMPANY

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING  REVENUES SINCE OUR INCORPORATION
RAISES  SUBSTANTIAL  DOUBT  ABOUT OUR ABILITY TO CONTINUE TO EXPLORE OUR MINERAL
PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating  expenses  without  revenues unless and until we are able to identify a mineral  resource  in a  commercially exploitable quantity on our mineral property and we build and operate a mine. We had no cash as of August 31, 2012 and a working capital deficit of $1409,335. We have also incurred a net loss of $896,886  during the year ended August 31, 2012 and a  cumulative  net loss of  $5,178,509  from our  inception on July 20, 2006 through August 31, 2012. We estimate that our average monthly operating expenses will be approximately $50,000,  including exploration costs, management services and  administrative  costs,  assuming we recommence  exploration or the Cap Gold
Project Should the results of our planned exploration require us to increase our current  operating  budget,  we may have to raise  additional  funds to meet our currently budgeted  operating  requirements for the next 12 months. As we cannot assure a lender  that we will be able to  successfully  explore  and develop our mineral  property,  we will probably  find it difficult to raise debt  financing from traditional  lending sources.  We have  traditionally  raised our operating capital from sales of equity  securities,  but there can be no assurance that we will  continue to be able to do so. If we cannot raise the money that we need to continue  exploration of our mineral property,  we may be forced to delay, scale back, or eliminate our  exploration  activities.  If any of these were to occur, there is a substantial risk that our business would fail.

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

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

                                       10
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

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the Over-the-Counter  (OTC) Bulletin Board under the symbol  "APGA."  The  following  quotations,  obtained  from Yahoo  Finance, reflect  the  high  and low bids for our  common  shares  based on  inter-dealer prices,  without retail  mark-up,  mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods  indicated below are as follows:

                             OTC BULLETIN BOARD (1)

                  Quarter Ended             High          Low
                  -------------             ----          ---
                August 31, 2012            $ 0.07       $ 0.02
                May 31, 2012               $ 0.07       $ 0.07
                February 28, 2012          $ 0.16       $ 0.07
                November 30, 2011          $ 0.03       $ 0.01
                August 31, 2011            $ 0.05       $ 0.03

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

On August 31, 2012, the  shareholders'  list showed 40 registered  shareholders,
1,612,500 common shares outstanding.

DIVIDEND POLICY

We have not paid any cash  dividends  on our  common  stock and have no  present intention of paying any dividends on the shares of our common stock. Our current policy is to  retain  earnings,  if any,  for use in our  operations  and in the development of our business.  Our future dividend policy will be determined from time to time by our board of directors.

                                       11
RECENT  SALES  OF  UNREGISTERED  SECURITIES;  USE OF  PROCEEDS  FROM  REGISTERED
SECURITIES

We did not sell any  equity  securities  which  were not  registered  under  the
Securities  Act during the year ended  August 31,  2012 that were not  otherwise disclosed on our quarterly  reports on Form 10-Q or our current  reports on Form
8-K filed during the year ended August 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION

We have no long-term incentive plans, other than the Stock Option Plan described below.

2010 STOCK OPTION PLAN

On July 30, 2010,  our directors  approved the adoption of the 2010 Stock Option
Plan which  permits  our company to issue up to  6,500,000  shares of our common stock to directors,  officers, employees and consultants of our company upon the exercise of stock  options  granted  under the 2010 Plan. As of August 31, 2012, there are 5,150,000 options outstanding under the 2010 Plan.

                      EQUITY COMPENSATION PLAN INFORMATION

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
                                   Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                   Warrants and Rights           Warrants and Rights             (excluding column (a))
                                           (a)                           (b)                               (c)
   -------------                   -------------------           -------------------           -------------------------

Equity Compensation Plans to                 Nil                         Nil                              Nil
be Approved by Security
Holders

Equity Compensation Plans Not
Approved by Security Holders           5,150,000                       $0.12                               Nil
                                       ---------                     -------                           -------
TOTAL                                  5,150,000                       $0.12                               Nil
                                       =========                     =======                           =======

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended August 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The  following  discussion  should  be  read in  conjunction  with  our  audited consolidated  financial  statements  and the  related  notes for the years ended
August 31, 2012 and August 31, 2011 that appear elsewhere in this annual report.
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

                                       12
Our  audited  consolidated  financial  statements  are  stated in United  States
Dollars and are prepared in  accordance  with United States  Generally  Accepted
Accounting Principles.

CASH REQUIREMENTS

Over the next 12 months we intend to operate as a business  development company.
We anticipate  that we will incur the following  operating  expenses during this period:

              ESTIMATED FUNDING REQUIRED DURING THE NEXT 12 MONTHS

       Expense                                                   Amount
       -------                                                   ------
       General, Administrative, and Corporate Expenses          $200,000
       Operating Expenses                                       $200,000
       Exploration                                              $200,000
                                                                --------
       TOTAL                                                    $600,000
                                                                ========

At present,  our cash  requirements  for the next 12 months  outweigh  the funds available to maintain or develop our properties. Of the $600,000 that we require for the next 12 months, we have $Nil in cash as of August 31, 2012 and a working capital deficit of $1,409,335. In order to improve our liquidity, we plan pursue additional  equity  financing  from  private  investors or possibly a registered public  offering.  With the exception of the ongoing  convertible loan agreement with  Monaco  Capital  Inc.  described  below,  we do  not  currently  have  any definitive  arrangements  in place for the  completion  of any  further  private placement  financings  and there is no assurance  that we will be  successful in completing any further private placement financings. If we are unable to achieve the necessary additional  financing,  then we plan to reduce the amounts that we spend on our  business  activities  and  administrative  expenses in order to be within the amount of capital resources that are available to us.

On December 17, 2010, we entered into a convertible  loan  agreement with Monaco
Capital Inc.,  wherein  Monaco Capital Inc. has agreed to loan our company up to
$5,000,000.  The convertible loan agreement replaced the original agreement with
Monaco  Capital  Inc.,  dated April 22, 2010 and provided  that the principal of
$500,933 advanced under it, along with $20,664 in unpaid,  accrued interest,  to and including  December 17, 2010, be treated as if issued under the terms of the new  agreement.  The loan is unsecured and bears interest at the rate of 10% per annum payable on the due date.  The loan is convertible  into  securities of our company at a conversion  price  calculated as the mean volume  weighted  average price for our  company's  common  stock  during the ten (10)  trading day period ending on the latest  complete  trading day prior to the  conversion  date.  The principal  amount of the loan and  accrued  interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued  interest then outstanding for an additional 10% of such amount.

As at  August  31,  2012,  the total  advanced  under  the  convertible  loan is
$975,652.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant  equipment during the next 12 months.

GOING CONCERN

The  financial  statements  included  in  this  filing  have  been  prepared  in conformity with generally  accepted  accounting  principles that contemplate the
continuance  of  our  company  as  a  going  concern,   which  contemplates  the
realization  of assets and  liquidation  of  liabilities in the normal course of business. However, our company is in the exploration stage and, accordingly, has not generated revenues from operations.  As shown on the accompanying  financial statements,  our company has  incurred a net loss of  $5,178,509  for the period from  inception  (July 20,  2006) to August 31,  2012.  These  conditions  raise substantial doubt about our company's ability to continue as a going concern.

                                       13
The future of our company is dependent upon its ability to obtain  financing and upon future profitable operations from the development of its mining activities.

OFF-BALANCE  SHEET  ARRANGEMENTS  or  capital  resources  that  is  material  to stockholders.

There were none during the years ended August 31, 2012 or 2011.

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011

The following summary of our results of operations should be read in conjunction with our audited  consolidated  financial  statements for the years ended August
31, 2012 and 2011.

Our  operating  results  for the  years  ended  August  31,  2012  and  2011 are summarized as follows:

                                                   Year Ended August 31,
                                              2012                    2011
                                          ------------            ------------
Operating Expenses                        $    536,251            $  3,423,199
Other Expenses                            $    360,635            $     77,577
Net Income (Loss)                         $   (896,886)           $ (3,500,776)

EXPENSES

Our operating expenses for the years ended August 31, 2012 and 2011 are outlined in the table below:

                                                   Year Ended August 31,
                                              2012                    2011
                                          ------------            ------------
Consulting expenses                       $     44,953            $  2,774,909
Exploration                               $    432,281            $    216,344
General and administrative                $     47,473            $    174,362
Rent expenses                             $         --            $     36,153
Management fees                           $         --            $    162,389
Professional fees                         $     11,544            $     59,042

EQUITY COMPENSATION

We currently do not have any equity compensation plans or arrangements.  On July
31, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 6,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                      At August 31,
                                              2012                    2011
                                          ------------            ------------

Current Assets                            $        977            $    146,357
Current Liabilities                       $  1,410,312            $    924,499
Working Capital Deficit                   $ (1,409,335)           $   (778,142)

CONTRACTUAL OBLIGATIONS

As a  "smaller  reporting  company",  we are not  required  to  provide  tabular disclosure obligations.

                                       14
CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes have been prepared in conformity with accounting  principles  generally  accepted in the United States of America for financial statements.  Preparing financial statements requires management to make  estimates  and  assumptions  that affect the  reported  amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected
by   management's   application   of  accounting   policies.   We  believe  that
understanding  the basis and nature of the  estimates and  assumptions  involved with the  following  aspects  of our  financial  statements  is  critical  to an understanding of our financials.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of financial assets and liabilities based on
GAAP guidance  which  defines fair value,  establishes a framework for measuring fair value, and expands disclosures about fair value  measurements.  Under GAAP, fair value is defined as the exchange  price that would be received for an asset or  paid  to  transfer  a  liability  (exit  price)  in the  principal  or  most advantageous market for the asset or liability in an orderly transaction between market  participants  on the  measurement  date. A fair value  hierarchy is also established,  which requires an entity to maximize the use of observable  inputs and minimize the use of unobservable inputs when measuring fair value.

     Level  1 -  Quoted  prices  in  active  markets  for  identical  assets  or liabilities.

     Level 2 - Quoted  prices  for  similar  assets  and  liabilities  in active markets or inputs that are observable.

     Level 3 - Inputs that are  unobservable  (for example  cash flow  modelling inputs based on assumptions).

The table below  presents  the  carrying  value and fair value of our  company's financial instruments.

The  fair  value  represents  management's  best  estimates  based on a range of methodologies  and  assumptions.  The carrying value of receivables and payables arising in the  ordinary  course of  business  and the  receivable  from  taxing authorities,  approximate  fair value because of the relatively  short period of time between their origination and expected realization.

                                                                 Quoted          Significant       Significant
                                           Carrying value       Prices in           Other         Unobservable
                                           August 31, 2012      (Level 1)         (Level 2)         (Level 3)
                                           ---------------      ---------         ---------         ---------

FINANCIAL ASSETS
  Cash                                        $     --          $     --          $     --           $   --
FINANCIAL LIABILITIES
  Bank overdraft                              $  5,529          $  5,529          $     --           $   --
  Accounts payable and accrued expenses       $429,131          $429,131          $     --           $   --
  Convertible notes - related parties         $975,652          $     --          $975,652           $   --

                                       15
INCOME TAXES

The Company  follows the asset and  liability  method of  accounting  for income taxes,  which requires  recognition of deferred tax assets and  liabilities  for future tax  consequences  attributable  to  differences  between  the  financial statement  carrying  amounts  of  existing  assets  and  liabilities  and  their respective  tax basis and tax  credit  carry-forwards.  Deferred  tax assets and liabilities  are measured  using enacted tax rates  expected to apply to taxable income in the years in which  those  temporary  differences  are  expected to be recovered  or settled.  The effect on deferred tax assets and  liabilities  of a change in tax rates is  recognized in operations in the period that includes the enactment date. The Company has a net operating loss carry-forward to be used in future years. The Company has established a valuation allowance for the full tax benefit of the operating loss  carry-forwards  due to the uncertainty  regarding realization.

NET LOSS PER COMMON SHARE

Basic net loss per share is  computed  by  dividing  the net loss  available  to common  stockholders  for the period by the weighted average number of shares of common stock outstanding  during the period. The calculation of diluted net loss per share gives effect to common stock  equivalents;  however,  potential common shares are  excluded  if their  effect is  anti-dilutive.  For the  period  from
Inception (July 20, 2006) through August 31, 2012,  common stock equivalents are the rights  conferred upon Monaco Capital Inc.  pursuant to the convertible loan agreement  (Note 7) and those  arising  from the 2010 Plan (Note 9). These stock equivalents were not included as their effect was  anti-dilutive for the periods presented.

STOCK-BASED COMPENSATION

The  Company  applies  the fair value  method for  accounting  for stock  option awards,  whereby the Company  recognizes  a  compensation  expense for all stock options awarded to employees,  officers and consultants  based on the fair value of the options on the date of grant, which is determined using the Black-Scholes
Option  Pricing  Model.  The options are expensed over the vesting period of the options on a graded vesting basis.

The Company accounts for equity  instruments  issued in exchange for the receipt of goods or services from other than at the  estimated  fair market value of the consideration  received or the  estimated  fair value of the equity  instruments issued,  whichever is more reliably measurable.  The value of equity instruments issued for  consideration  for other than employee services is determined on the earliest  of a  performance  commitment  or  completion  of  performance  by the provider of goods or services.

CONCENTRATION OF CREDIT RISK

Our  company  places  our cash and cash  equivalents  with high  credit  quality financial  institutions.  Our company  obtained  financing  during the year from
Monaco Capital Inc. which holds 51% of our company's common shares.  The balance of the loan as at August 31, 2012 was $975,652.

RECENT ACCOUNTING PRONOUNCEMENTS

Our company has evaluated  the recent  accounting  pronouncements  through April
2012 and believes that none of them will have a material effect on the company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

                                       16
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          AMERICAN PARAMOUNT GOLD CORP.

                              FINANCIAL STATEMENTS

                                 AUGUST 31, 2012

                                 (U.S. DOLLARS)

                                       17
[LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Paramount Gold Corp.

We have audited the accompanying  balance sheet of American Paramount Gold Corp.
(the "Company") as at August 31, 2012 and the related  statements of operations, stockholders'  equity (deficit),  and cash flows for the year then ended.  These financial  statements are the  responsibility of the Company's  management.  Our responsibility  is to express an opinion on these financial  statements based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we  engaged to perform  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion  on the  effectiveness  of  the  company's  internal  control  over  the financial  reporting.  Accordingly,  we express no such  opinion.  An audit also includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements,  assessing the  accounting  principles used and  significant  estimates made by  management,  as well as evaluating the overall financial statement  presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial  position of the Company as at August 31,
2012 and the  results  of its  operations  and its cash  flows for the year then ended in conformity with accounting  principles generally accepted in the United
States of America.

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

                                                                        /s/ DMCL
                                           -------------------------------------
                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                           CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
October 14, 2015

                                       18
                          AMERICAN PARAMOUNT GOLD CORP.
                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

                                                           August 31, 2012        August 31, 2011
                                                           ---------------        ---------------
                                                                  $                      $

                                     ASSETS

Current Assets
  Cash                                                                --                 71,552
  Excise Tax receivable                                              977                 35,176
  Prepaid and deposit                                                 --                 39,629
                                                            ------------           ------------
Total current assets                                                 977                146,357
                                                            ------------           ------------

Mining claims                                                         --                250,000

Website                                                               --                 14,618

Equipment                                                             --                  1,075
                                                            ------------           ------------

Total Assets                                                         977                412,050
                                                            ============           ============

                                   LIABILITIES

Current Liabilities
  Bank overdraft                                                   5,529                 21,882
  Accounts payable and accrued liabilities                       429,131                122,740
  Convertible loan payable - related party                       975,652                779,877
                                                            ------------           ------------
Total current liabilities                                      1,410,312                924,499
                                                            ------------           ------------

Total Liabilities                                              1,410,312                924,499
                                                            ------------           ------------

                              STOCKHOLDERS'DEFICIT

Common stock
  3,750,000 authorized shares, par value $0.001
   1,612,500 shares issued and outstanding
   as at August 31, 2012 and 2011                                  1,613                  1,613
  Additional paid-in-capital                                   3,291,370              3,291,370
  Stock payable                                                  476,191                476,191
  Deficit                                                     (5,178,509)            (4,281,623)
                                                            ------------           ------------
Total Stockholders' Deficit                                   (1,409,335)              (512,449)
                                                            ------------           ------------

Total Liabilities and Stockholders' Deficit                          977                412,050
                                                            ============           ============

               See accompanying notes to the financial statements

                                       19
                          AMERICAN PARAMOUNT GOLD CORP.
                            STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)

                                                                      Year Ended
                                                        August 31, 2012         August 31, 2011
                                                        ---------------         ---------------
                                                               $                       $

EXPENSES

Operating expenses
  Consulting                                                  44,953               2,774,909
  Exploration                                                432,281                 216,344
  General and administrative                                  47,473                 174,362
  Rent - related party                                            --                  36,153
  Management fees                                                 --                 162,389
  Professional fees                                           11,544                  59,042
                                                          ----------              ----------
      Total operating expenses                               536,251               3,423,199
                                                          ----------              ----------

Net loss from operations                                    (536,251)             (3,423,199)
                                                          ----------              ----------
Other expenses
  Impairment of mining claims                                250,000                      --
  Impairment of capital assets                                15,693                      --
  Amortization of debt discount                                1,719                   9,072
  Interest                                                    93,223                  68,505
                                                          ----------              ----------
      Total other expenses                                   360,635                  77,577
                                                          ----------              ----------

Net loss                                                    (896,886)             (3,500,776)
                                                          ==========              ==========

BASIC EARNINGS PER COMMON SHARE                                (0.56)                  (2.18)
                                                          ==========              ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC                                       1,612,500               1,604,281
                                                          ==========              ==========

               See accompanying notes to the financial statements

                                       20
                          AMERICAN PARAMOUNT GOLD CORP.
                   Statement of Stockholders' Equity (Deficit)
                from Inception (July 20, 2006) to August 31, 2012
                            (Stated in U.S. Dollars)

                                                                                 Additional
                                            Common Stock          Paid in          Stock         Deficit
                                         Number       Amount       Capital        Payable      Accumulated        Total
                                         ------       ------       -------        -------      -----------        -----
                                                        $             $              $              $               $

Balance, August 31, 2010               1,600,000       1,600        620,433            --        (780,847)       (158,814)
  Issued for cash at $0.10 per share,
   net of issuance cost                       --          --             --       476,191              --         476,191
  Issued to settle debt                   12,500          13         67,487            --              --          67,500
  Share based compensation                    --          --      2,603,450            --              --       2,603,450
Net loss                                      --          --             --            --      (3,500,776)     (3,500,776)
                                      ----------      ------     ----------      --------      ----------      ----------
Balance, August 31, 2011               1,612,500       1,613      3,291,370       476,191      (4,281,623)       (512,449)

Net loss                                      --          --             --            --        (896,886)       (896,886)
                                      ----------      ------     ----------      --------      ----------      ----------

Balance, August 31, 2012               1,612,500       1,613      3,291,370       476,191      (5,178,509)     (1,409,335)
                                      ==========      ======     ==========      ========      ==========      ==========

               See accompanying notes to the financial statements

                                       21
                          AMERICAN PARAMOUNT GOLD CORP.
                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                                      Year Ended
                                                                        August 31, 2012         August 31, 2011
                                                                        ---------------         ---------------
                                                                               $                       $

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  (896,886)              (3,500,776)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mining claims                                             250,000                       --
     Impairment of capital assets                                             15,693                       --
     Amortization of website                                                      --                    8,771
     Depreciation of equipment                                                    --                      215
     Share based compensation                                                     --                2,603,450
     Shares issued to settle debt                                                 --                   67,500
     Amortized debt discount                                                   1,719                    9,072
     Interest expense                                                         93,223                   68,505
  Change in operating assets and liabilities:
     Decrease (increase) in excise tax receivable                             34,199                  (35,176)
     Decrease in prepaids                                                     39,629                   31,094
     Increase (decrease) in accounts payable and accrued liabilities         213,168                  (21,788)
     Decrease in accounts payable - related parties                               --                   (1,000)
                                                                          ----------               ----------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                 (249,255)                (770,133)
                                                                          ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mining claims                                                                   --                 (125,000)
  Equipment                                                                       --                   (1,290)
                                                                          ----------               ----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                       --                 (126,290)
                                                                          ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft advances (repayments)                                       (16,353)                  21,882
  Convertible loan proceeds - related party                                  194,056                  530,663
  Notes payable                                                                   --                  (62,907)
  Proceeds on sale of common stock                                                --                  476,191
                                                                          ----------               ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                     177,703                  965,829
                                                                          ----------               ----------

NET CHANGE IN CASH                                                           (71,552)                  69,406

CASH, BEGINNING OF THE PERIOD                                                 71,552                    2,146
                                                                          ----------               ----------

CASH, END OF THE PERIOD                                                           --                   71,552
                                                                          ==========               ==========
NON CASH FINANCING ACTIVITIES
  Shares issued to settle accounts payable                                        --                   67,500
                                                                          ==========               ==========

               See accompanying notes to the financial statements

                                       22
                          AMERICAN PARAMOUNT GOLD CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AUGUST 31, 2012 AND 2011
                            (Stated in U.S. Dollars)

1. ORGANIZATION AND NATURE OF BUSINESS

American  Paramount  Gold  Corp.,  a Nevada  corporation,  (the  "Company")  was incorporated  in the State of Nevada on July 20, 2006. The Company was formed to engage in the  acquisition,  exploration  and  development  of natural  resource properties.

2. BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF PRESENTATION

The financial  statements  of the Company have been prepared in accordance  with generally  accepted  accounting  principles  ("GAAP")  in the  United  States of
American and are presented in US dollars.

GOING CONCERN

The accompanying  financial  statements have been prepared  assuming the Company will continue as a going  concern.  As of August 31, 2012 and 2011,  the Company has not achieved  profitable  operations and has incurred net losses of $896,886 and  $3,500,776.  At August 31, 2012 the Company  had a deficit  accumulated  of
$5,178,509. Continuation as a going concern is dependent upon the ability of the
Company  to obtain  the  necessary  financing  to meet  obligations  and pay its liabilities  arising  from  normal  business  operations  when they come due and ultimately  upon its ability to achieve  profitable  operations.  The outcome of these  matters  cannot be  predicted  with any  certainty at this time and raise substantial  doubt that the Company will be able to continue as a going concern.
These  financial  statements do not include any  adjustments  to the amounts and classification  of assets  and  liabilities  that may be  necessary  should  the
Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

The preparation of these consolidated financial statements in conformity with US
GAAP requires  management  to make  estimates  and  assumptions  that affect the reported  amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses  during the  reporting  period.  Actual  results  could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of financial assets and liabilities based on
GAAP guidance  which  defines fair value,  establishes a framework for measuring fair value, and expands disclosures about fair value  measurements.  Under GAAP, fair value is defined as the exchange  price that would be received for an asset or  paid  to  transfer  a  liability  (exit  price)  in the  principal  or  most advantageous market for the asset or liability in an orderly transaction between market  participants  on the  measurement  date. A fair value  hierarchy is also established,  which requires an entity to maximize the use of observable  inputs and minimize the use of unobservable inputs when measuring fair value.

     Level  1 -  Quoted  prices  in  active  markets  for  identical  assets  or liabilities.

     Level 2 - Quoted  prices  for  similar  assets  and  liabilities  in active markets or inputs that are observable.

     Level 3 - Inputs that are  unobservable  (for example  cash flow  modelling inputs based on assumptions).

The Company's  financial  instruments  include cash,  bank  overdraft,  accounts payable, and the convertible loan payable to a related party. The fair values of these financial instruments approximate their carrying values due to their short maturities.

                                       23
                          AMERICAN PARAMOUNT GOLD CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AUGUST 31, 2012 AND 2011
                            (Stated in U.S. Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income tax expense is based on pre-tax financial accounting income. Deferred tax
assets  and  liabilities   are  recognized  for  the  future  tax   consequences
attributable to differences  between the financial statement carrying amounts of assets and  liabilities  and their  respective  tax bases.  Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted  tax rates  expected  to apply to  taxable  income in the years in which those temporary  differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that  includes  the  enactment  date.  Deferred  income tax expense  represents  the change during the period in the deferred tax assets and deferred  tax  liabilities.  The  components  of the  deferred  tax  assets  and liabilities  are  individually  classified as current and  non-current  based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

LONG-LIVED ASSETS

In accordance with ASC 360, "Property,  Plant, and Equipment", the Company tests long-lived assets or asset groups for  recoverability  when events or changes in circumstances  indicate  that  their  carrying  amount  may not be  recoverable.
Circumstances  which  could  trigger a review  include,  but are not limited to:
significant  decreases  in the market  price of the asset;  significant  adverse changes  in the  business  climate  or  legal  factors;  accumulation  of  costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing  losses associated with the use of the asset;  and current  expectation that the asset will more likely than not be sold or disposed  significantly  before the end of its  estimated  useful life.  Recoverability  is assessed based on the carrying amount of the asset and its  fair  value  which  is  generally  determined  based  on  the  sum  of  the undiscounted  cash  flows  expected  to  result  from  the use and the  eventual disposal of the asset, as well as specific  appraisal in certain  instances.  An impairment loss is recognized when the carrying amount exceeds fair value.

NET LOSS PER COMMON SHARE

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

STOCK-BASED COMPENSATION

The  Company  applies  the fair value  method for  accounting  for stock  option awards,  whereby the Company  recognizes  a  compensation  expense for all stock options awarded to employees,  officers and consultants  based on the fair value of the options on the date of grant, which is determined using the Black-Scholes
Option  Pricing  Model.  The options are expensed over the vesting period of the options on a graded vesting basis.

The Company accounts for equity  instruments  issued in exchange for the receipt of goods or services from other than at the  estimated  fair market value of the consideration  received or the  estimated  fair value of the equity  instruments issued,  whichever is more reliably measurable.  The value of equity instruments issued for  consideration  for other than employee services is determined on the earliest  of a  performance  commitment  or  completion  of  performance  by the provider of goods or services.

                                       24
                          AMERICAN PARAMOUNT GOLD CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AUGUST 31, 2012 AND 2011
                            (Stated in U.S. Dollars)

RECENT ACCOUNTING PRONOUNCEMENTS

The  following  are recent  FASB  accounting  pronouncements,  which may have an impact on the Company's future consolidated financial statements:

"Income Taxes (ASC Topic 740):  Presentation of an Unrecognized Tax Benefit when a Net  Operating  Loss  Carry-forward,  a  Similar  Tax  Loss,  or a Tax  Credit
Carry-forward  Exists" ("ASU  2013-11") was issued during July 2013. FASB issued guidance  on how to  present  an  unrecognized  tax  benefit.  The  guidance  is effective  for annual  periods  beginning  after  December  15,  2013 for public companies. The Company has adopted this pronouncement. The adoption of ASC Topic
740 did not have a significant  impact on the Company's  results of  operations, financial performance or cash flows.

In June 2014,  the FASB  issued ASU No.  2014-10,  "DEVELOPMENT  STAGE  ENTITIES
(TOPIC 915): ELIMINATION OF CERTAIN FINANCIAL REPORTING REQUIREMENTS,  INCLUDING
AN   AMENDMENT   TO   VARIABLE   INTEREST   ENTITIES   GUIDANCE  IN  TOPIC  810,
CONSOLIDATION."  This ASU is intended to improve financial reporting by reducing the cost and complexity associated with the incremental  reporting  requirements for  development  stage  entities.  In addition,  the  amendments  eliminate the requirements  for  development  stage entities to (1) present  inception-to-date information in the statements of income, cash flows, and shareholder equity, (2)
label the  financial  statements as those of a  development  stage  entity,  (3)
disclose a description of the development  stage  activities in which the entity is engaged,  and (4) disclose in the first year in which the entity is no longer a  development  stage entity that in prior years it had been in the  development stage.  As of the first annual period  beginning  after  December 15, 2014,  the presentation  and  disclosure  requirements  in  Topic  915  will no  longer  be required.  The revised consolidation  standards are effective one year later, in annual periods  beginning after December 15, 2015. The Company has early adopted these changes and removed inception-to-date  information and no longer describes as an exploration stage entity.

In August  2014,  the FASB issued ASU No.  2014-15,  "PRESENTATION  OF FINANCIAL
STATEMENTS--GOING  CONCERN (SUBTOPIC 205-40):  DISCLOSURE OF UNCERTAINTIES ABOUT
AN ENTITY'S  ABILITY TO CONTINUE  AS A GOING  CONCERN."  This ASU is intended to define  management's  responsibility  to evaluate  whether there is  substantial doubt  about an entity's  ability to continue as a going  concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term  substantial  doubt and requires an assessment for a period of one year after the date that the  financial  statements  are issued (or  available  to be issued).  It  also  requires  certain  disclosures  when  substantial  doubt  is alleviated as a result of  consideration  of management's  plans and requires an
express   statement  and  other   disclosures  when  substantial  doubt  is  not
alleviated.  The new standard  will be effective for annual  reporting  periods, including interim periods within those annual periods,  beginning after December
15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements.

4. MINERAL PROPERTIES

On April 16, 2010,  the Company  entered  into an option  agreement to acquire a
100%  long-term  lease  interest  in mining  claims  situated in the Walker Lane
Structural Belt in Nye County, Nevada (the "Cap Gold Project").

During the year ended August 31, 2012, the Company  decided not to continue with its planned drill program at the Cap Gold  Project,  and as a result,  wrote off capitalized costs of $250,000 to operations.

5. WEBSITE DEVELOPMENT AND EQUIPMENT

As at August 31, 2011, the Company had $14,618 and $1,075 of capitalized website development costs and equipment,  respectively. During the year ended august 31,
2012, the Company concluded that these costs were not recoverable,  and recorded an impairment of $15,693 in the statement of operations.

                                       25
                          AMERICAN PARAMOUNT GOLD CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AUGUST 31, 2012 AND 2011
                            (Stated in U.S. Dollars)

6. CONVERTIBLE LOAN - RELATED PARTY

On December 17, 2010, the Company  entered into an agreement with Monaco Capital
Inc., majority shareholder, for a principal amount of up to $5,000,000. The loan is unsecured and bears interest at the rate of 10% per annum. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued  interest then outstanding at any time for an additional 10% of
such  amount.   The  loan  (including  accrued  interest)  is  convertible  into securities  of the Company at a conversion  price  calculated as the mean volume weighted  average  price for the  Company's  common  stock  during  the ten (10)
trading  day  period  ending on the  latest  complete  trading  day prior to the conversion date. At any time after the advancement  date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company,  exercise its rights of conversion in respect of either a portion of the total outstanding  amount of the loan as of that date into shares of the Company.

As at August 31, 2012,  Monaco Capital Inc. has advanced to the Company $975,652
(2011 - $779,877).

As at August 31, 2012,  $140,092  (2011 - $47,258) of accrued  interest is owing and included in accounts payable and accrued liabilities.

When the  loan was  received,  an  initial  beneficial  conversion  feature  was recorded  of  $16,833.  As  at  August  31,  2012,  $Nil  (2011  -  $1,719)  was
unamortized,  and included in the convertible loan balance on the balance sheet.
During the year ended August 31, 2012,  $1,719 (2011 - $9,072) of the beneficial conversion  feature was  amortized  into the  statement of  operations.  Accrued interest as at august 31, 2012 is $140,092  (2011 - $46,869)  and is included in accounts payable and accrued liabilities.

7. STOCKHOLDERS' EQUITY (DEFICIT)

On March  28,  2011 and April 19,  2011,  the  Company  collected  net  proceeds
$476,191 for an aggregate of 5,000,000  common  shares of the Company  under the
Private Placement Offering.  As at August 31, 2012, these shares have not issued to the shareholders and are recorded as Stock Payable.

On April 11, 2011, the Company issued  500,000  restricted  common shares of the
Company,  valued at  $67,500,  in full  satisfaction  of debt owed to  Investors
Resource Group ("IRG") in the amount of $180,000 for consulting services.

8. STOCK OPTIONS

The Company has adopted a stock option plan (the "2010 Plan") which  permits the
Company to issue up to 6,500,000 shares of common stock to directors,  officers, employees  and  consultants  of the Company upon the  exercise of stock  options granted  under the 2010 Plan.  At the time of the grant of the option,  the plan administrator  shall  designate the  expiration  date of the option,  which date shall  not be later  than five (5) years  from the date of  grant.  The  vesting schedule for each option shall be  specified  by the plan  administrator  at the time of grant of the option. Effective September 29, 2010 the 2010 Plan provides for an exercise  price to be  established  based on the fair  market  value of a common  share of the Company  being the average of the high and low sales prices
(or bid and ask prices,  if sales prices are not  reported) for the common stock for the last trading day  immediately  preceding  the date with respect to which fair market value is being  determined,  as reported for the  principal  trading market for the common stock.

In April 2014, the company issued  1,000,000 stock options  exercisable at $1.00 per option to the president, CEO, and CFO of the Company. On October 4, 2010 the
exercise  price of these  options was  amended to $0.68,  with an expiry date of
October 6, 2015.  In  connection  with this  modification  the Company  recorded stock-based compensation of $276,000.

                                       26
                          AMERICAN PARAMOUNT GOLD CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AUGUST 31, 2012 AND 2011
                            (Stated in U.S. Dollars)

8. STOCK OPTIONS (CONTINUED)

Also on October 6, 2010,  an additional  4,400,000  stock options at an exercise price of $.68 per share.  Of the  aggregate  5,400,000  stock  options,  400,000 options  are  exercisable  until  October  5,  2012 and  5,000,000  options  are exercisable until October 6, 2015. These options all vest immediately.

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
         Dividend per share                $Nil

On March 2, 2011,  the Company  cancelled  5,400,000  stock  options  previously granted on October 6, 2010. The Company  concurrently  reissued  5,150,000 stock options at an exercise price of $0.12 per share. Of the 5,150,000 stock options,
150,000  options are exercisable  until March 2, 2013 and 5,000,000  options are exercisable until March 2, 2016. These stock options all vested immediately.  In connection with this modification the Company recorded stock-based  compensation of $122,650.

A summary of the status of the Company's stock option plan as of August 31, 2012 and 2011 and changes during the years is presented below:

                                                2012                             2011
                                                     Weighted                           Weighted
                                      Number of       average          Number of         average
                                       Shares      exercise price       Shares        exercise price
                                       ------      --------------       ------        --------------
                                         #               $                #                 $

Outstanding at beginning of year      5,150,000        0.12            1,000,000           1.00
Granted                                      --          --           10,550,000           0.41
Forfeited or cancelled                       --          --           (6,400,000)         (0.73)
                                    -----------        ----          -----------         ------
Outstanding at end of year            5,150,000        0.12            5,150,000           0.12
                                    -----------        ----          -----------         ------

Exercisable                           5,150,000        0.12            5,150,000           0.12
                                    -----------        ----          -----------         ------

The weighted average remaining life of the options  outstanding as at August 31,
2012 is 3.42 years.

                                       27
                          AMERICAN PARAMOUNT GOLD CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AUGUST 31, 2012 AND 2011
                            (Stated in U.S. Dollars)

9. INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

                                          August 31, 2012        August 31, 2011
                                          ---------------        ---------------
Net loss                                    $  (896,886)           $(3,500,776)
Statutory tax rate                                 35.0%                  35.0%
                                            -----------            -----------
Expected income tax recovery                   (314,000)            (1,225,000)
Permanent differences                                --                911,000
Other                                            34,000                     --
Change in valuation allowance                   280,000                314,000
                                            -----------            -----------
Income tax recovery                         $        --            $        --
                                            ===========            ===========

The Company's  tax-effected  future tax assets and  liabilities are estimated as follows:

                                          August 31, 2012        August 31, 2011
                                          ---------------        ---------------
Deferred tax assets
  Net operating loss carry forwards         $   591,000            $   404,000
  Capital assets                                  5,000
  Mineral properties                             88,000                     --
                                            -----------            -----------
Total deferred tax assets                       684,000                404,000
Less: Valuation allowance                      (684,000)              (404,000)
                                            -----------            -----------
Net deferred income tax assets              $        --            $        --
                                            ===========            ===========

At August 31,  2012,  the Company  has a deferred  tax asset.  A full  valuation allowance has been  established;  as management  believes it is more likely that not that the deferred tax asset will not be realized.

As at August 31,  2012,  the Company has net  operating  loss carry  forwards of approximately  $1,690,000 (2011:  $1,152,973) to reduce future federal and state taxable income. These losses expire between 2020 and 2032.

The Company is not currently  subject to any income tax  examinations by any tax authority.  Should a tax  examination be opened,  management does not anticipate any tax adjustments,  if accepted, that would result in a material change to its financial position.

Tax  attributes  are  subject  to  review,  and  potential   adjustment  by  tax
authorities.

                                       28
                          AMERICAN PARAMOUNT GOLD CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AUGUST 31, 2012 AND 2011
                            (Stated in U.S. Dollars)

10. RELATED PARTY TRANSACTIONS

During the year ended August 31, 2012, the Company  incurred  consulting fees of
$35,453 and $9,500 to the President and a director of the Company, respectively.

During the year ended August 31 2011, the company paid American Lithium Minerals
Inc., whose President and Director is Hugh H. Aird (who was the President,  CEO,
and a director of the Company  during the year ended August 31, 2011)  CND$5,000 per month for office rent, supplies, and administrative support.

At August 31, 2012,  Monaco  Capital Inc., a majority  shareholder  has advanced
$975,652 (2011 - $781,597) with terms as discussed in Note 6.

                                       29
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

As of August 31, 2012,  the end of our fiscal year  covered by this  report,  we carried out an evaluation,  under the supervision and with the  participation of our president (our principal  executive officer) and our chief financial officer
(our principal  financial and accounting  officer),  of the effectiveness of the design and operation of our  disclosure  controls and  procedures.  Based on the foregoing,  our  president  (our  principal  executive  officer)  and our  chief financial  officer (our principal  financial and accounting  officer)  concluded that our disclosure  controls and procedures were not effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over  financial  reporting.  Responsibility,  estimates and judgments by management  are  required to assess the expected  benefits and related  costs of control  procedures.  The  objectives  of  internal  control  include  providing management  with  reasonable,  but  not  absolute,  assurance  that  assets  are safeguarded  against  loss  from  unauthorized  use  or  disposition,  and  that transactions  are executed in accordance  with  management's  authorization  and recorded properly to permit the preparation of consolidated financial statements in  conformity  with  accounting  principles  generally  accepted  in the United
States.  Our management  assessed the effectiveness of our internal control over financial  reporting  as of August 31,  2012.  In making  this  assessment,  our
management   used  the  criteria  set  forth  by  the  Committee  of  Sponsoring
Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED
FRAMEWORK . Our  management  has  concluded  that,  as of August 31,  2012,  our internal  control over  financial  reporting is not  effective.  Our  management reviewed the results of their assessment with our Board of Directors.

This  annual  report  does not include an  attestation  report of our  company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by our Company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit our Company to provide  only  management's report in this annual report.

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

                                       30
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal  controls  over  financial  reporting that occurred  during the year ended August 31, 2012 that have materially or are reasonably  likely to materially  affect,  our internal  controls over financial reporting.

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

                        Position Held                         Date First Elected
  Name                 with the Company           Age            or Appointed
  ----                 ----------------           ---            ------------
Hugh Aird         President, Chief Executive      56            August 30, 2010
                  Officer, Director

Wayne Parsons     Director                        48            April 14, 2010

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least  the  past  five  years of each  director,  executive  officer  and key employee of our company,  indicating the person's  principal  occupation  during that period,  and the name and principal  business of the  organization in which such occupation and employment were carried out.

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

WAYNE PARSONS--CHIEF FINANCIAL OFFICER AND DIRECTOR

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

                                       31
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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Our common  stock is not  registered  pursuant  to Section 12 of the  Securities
Exchange  Act of  1934,  as  amended  (the  "Exchange  Act").  Accordingly,  our
officers,   directors,  and  principal  stockholders  are  not  subject  to  the beneficial  ownership  reporting  requirements  of Section 16(a) of the Exchange
Act.

                                       32
CODE OF ETHICS

Effective  December 13, 2011, our company's board of directors adopted a Code of
Business Conduct and Ethics that applies to, among other persons, members of our board of directors,  our company's  officers  including our president (being our principal  executive  officer and  principal  financial  officer),  contractors, consultants and advisors.  As adopted,  our Code of Business  Conduct and Ethics sets forth  written  standards  that are  designed  to deter  wrongdoing  and to promote:

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

Our Code of Business Conduct and Ethics requires,  among other things,  that all of our  company's  personnel  shall be accorded full access to our president and secretary  with  respect to any matter  which may arise  relating to the Code of
Business Conduct and Ethics.

Further,  all of our  company's  personnel are to be accorded full access to our company's  board of directors if any such matter  involves an alleged  breach of the Code of Business  Conduct and Ethics by our Company  officers.  In addition, our Code of  Business  Conduct and Ethics  emphasizes  that all  employees,  and particularly managers and/or supervisors,  have a responsibility for maintaining financial  integrity  within our company,  consistent  with  generally  accepted accounting  principles and federal and state  securities  laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other  irregularities,  whether by witnessing  the incident or being told of it, must report it to his or her immediate  supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business
Conduct and Ethics by the president or secretary,  the incident must be reported
to  any  member  of  our  board  of  directors.   Any  failure  to  report  such
inappropriate  or  irregular  conduct  of  others is to be  treated  as a severe disciplinary  matter.  It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business  Conduct and Ethics to any person without  charge,  upon request.  Requests may be sent in writing to our company,  130 King Street West,
Suite 3670, Toronto, Ontario M5X 1A9.

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

                                       33
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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Dennis Petke is paid $2,500 per month for his services.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None

OPTION EXERCISES

During our fiscal year ended August 31, 2012, there were no options exercised by our named officers.

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

                                       34
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

                                                      Amount and
                                                      Nature of
Name and Address                                      Beneficial    Percentage
of Beneficial Owner                 Title of Class    Ownership     of Class (1)
-------------------                 --------------    ---------     ------------
Hugh H. Aird                            Common              Nil           0%

Wayne Parsons                           Common              Nil           0%

Directors and Officers as a group       Common              Nil           0%

Monaco Capital Ltd.                     Common          863,750        53.6%
PO Box 2079
7 New Rd. FL 2 Ste. 6
Belize City, Belize

(1)  Based on  1,612,500  shares of common stock  issued and  outstanding  as of
     August  31,  2012.  Except as  otherwise  indicated,  we  believe  that the beneficial  owners of the common shares listed above,  based on information furnished  by such  owners,  have sole  investment  and  voting  power with
     respect  to  such  shares,   subject  to  community   property  laws  where
     applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange  Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants  currently  exercisable,  or  exercisable  within 60 days,  are deemed  outstanding  for  purposes of computing  the  percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director,  executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any
material  interest,  direct  or  indirect,  in  any  transaction,   or  proposed
transaction  since the year ended August 31, 2012, in which the amount  involved in the transaction  exceeded or exceeds the lesser of $120,000 or one percent of the  average of our total  assets at the year end for the last  three  completed fiscal years.

DIRECTOR INDEPENDENCE

We  have  determined  that we do not  have a  director  that is an  "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Our audit committee consists of Wayne Parsons.

                                       35
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The  aggregate  fees billed for the most  recently  completed  fiscal year ended
August 31,  2012 and for  fiscal  year ended  August 31,  2011 for  professional services  rendered  by the  principal  accountant  for the  audit of our  annual financial  statements  and review of the  financial  statements  included in our quarterly  reports on Form 10-Q and services  that are normally  provided by the accountant in connection  with statutory and  regulatory  filings or engagements for these fiscal periods were as follows:

                                                       Year Ended
                                         August 31, 2012        August 31, 2011
                                         ---------------        ---------------
                                               $                      $
Audit Fees                                   16,000                 16,000
Audit Related Fees                              Nil                    Nil
Tax Fees                                        Nil                    Nil
All Other Fees                                  Nil                    Nil
Total                                        16,000                 16,000

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

     (2)  All financial  statement  schedules  are omitted  because they are not applicable,  not material or the required  information is shown in the financial statements or noted thereto.

(b)  Exhibits

Exhibit
Number                        Exhibit Description
------                        -------------------

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

3.1      Articles  of   Incorporation   (incorporated   by  reference  from  our
         Registration Statement on Form SB-2 filed on October 23, 2006).

                                       36
Exhibit
Number                        Exhibit Description
------                        -------------------

3.2      By-laws  (incorporated by reference from our Registration  Statement on
         Form SB-2 filed on October 23, 2006).

3.3      Articles of Merger  (incorporated  by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4      Certificate  of Change  (incorporated  by  reference  from our  Current
         Report on Form 8-K filed on April 12, 2010).

3.5      Certificate  of Change  filed  with the  Nevada  Secretary  of State on
         November 28, 2010 (incorporated by reference from our Current Report on
         Form 8-K filed on January 24, 2012).

3.6      Certificate of Correction  filed with the Nevada  Secretary of State on
         November 29, 2012 (incorporated by reference from our Current Report on
         Form 8-K filed on January 24, 2012).

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

10.2     Consulting  Agreement between our company and Wayne Parsons dated April
         14, 2011.  (incorporated  by reference  from our Current Report on Form
         8-K filed on April 27, 2011).

10.3     Option  Cancellation  Agreement  between our company and Wayne  Parsons dated November 18, 2011.

10.4*    Convertible Loan Agreement  between our company and Monaco Capital Inc.
         dated December 17, 2010.

(31)     SECTION 302 CERTIFICATIONS

31.1*    Section 302  Certification - Principal  Executive Officer and Principal
         Financial Officer

(32)     SECTION 906 CERTIFICATION

32.1*    Section 906  Certification - Principal  Executive Officer and Principal
         Financial Officer

(101)**  INTERACTIVE DATA FILE (FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012)
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

                                       37
                                   SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN PARAMOUNT GOLD CORP.
                                                     (Registrant)

Dated: October 20, 2015                      /s/ Dennis Petke
                                             -----------------------------------
                                             Dennis Petke
                                             President, Chief Executive Officer,
                                             Chief Financial Officer,
                                             Secretary, Treasurer and Director
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: October 20, 2015                      /s/ Dennis Petke
                                             -----------------------------------
                                             Dennis Petke
                                             President, Chief Executive Officer,
                                             Chief Financial Officer,
                                             Secretary, Treasurer and Director
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)

                                       38