Form 10-Q
period 2012-11-30
AMERICAN PARAMOUNT GOLD CORP.
filed 2015-11-17
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2012

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of common shares outstanding at November 4th, 2015: 4,612,500

                          AMERICAN PARAMOUNT GOLD CORP.

                                      INDEX

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets at November 30, 2012 and August 31, 2012                      3

Statements of Operations for the three months ended November 30, 2012
and 2011                                                                     4

Statements of Cash Flows for the three months ended November 30, 2012
and 2011                                                                     5

Notes to Financial Statements                                                6

American Paramount Gold Corp.
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                             November 30,            August 31,
                                                                 2012                   2012
                                                             ------------           ------------
                                     ASSETS

Current Assets
  Excise tax receivable                                      $         --           $        977
                                                             ------------           ------------

Total Assets                                                 $         --           $        977
                                                             ============           ============

                                   LIABILITIES

Current Liabilities
  Bank overdraft                                             $      4,684           $      5,529
  Accounts payable                                                290,538                289,039
  Accrued liabilities                                             164,416                140,092
  Convertible loan payable - related party                        975,652                975,652
                                                             ------------           ------------

Total Liabilities                                               1,435,290              1,410,312
                                                             ------------           ------------

                              STOCKHOLDERS' DEFICIT

Common stock
  3,750,000 authorized shares, par value $0.001
   1,612,500 shares issued and outstanding
   as at November 30, 2012 and August 31, 2012                      1,613                  1,613
  Additional paid-in-capital                                    3,291,370              3,291,370
  Stock payable                                                   476,191                476,191
  Deficit                                                      (5,204,464)            (5,178,509)
                                                             ------------           ------------
Total Stockholders' Deficit                                    (1,435,290)            (1,409,335)
                                                             ------------           ------------

Total Liabilities and Stockholders' Deficit                  $         --           $        977
                                                             ============           ============


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                       For the Three Months Ended
                                                               November 30,
                                                        2012                 2011
                                                     ----------           ----------
EXPENSES

Operating expenses
  Consulting                                         $       --           $   14,725
  Exploration                                                --              121,640
  General and administrative                              1,631               11,052
  Professional fees                                          --                3,739
                                                     ----------           ----------
      Total operating expenses                            1,631              151,156
                                                     ----------           ----------

Net loss from operations                                 (1,631)            (151,156)
                                                     ----------           ----------
Other expenses
  Impairment of mining claims                                --              250,000
  Impairment of capital assets                               --               15,693
  Interest expense                                       24,324               20,322
                                                     ----------           ----------
      Total other expenses                               24,324              286,015
                                                     ----------           ----------

NET AND COMPREHENSIVE LOSS                           $  (25,955)          $ (437,171)
                                                     ==========           ==========

BASIC AND DILUTED LOSS PER COMMON SHARE              $    (0.02)          $    (0.27)
                                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED               1,612,500            1,612,500
                                                     ==========           ==========


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                                     For the Three Months Ended
                                                                             November 30,
                                                                      2012                 2011
                                                                   ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (25,955)          $ (437,171)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Impairment of mining claims                                           --              250,000
     Impairment of capital assets                                          --               15,693
     Interest expense                                                  24,324               20,322
  Change in operating assets and liabilities:
     Decrease in excise tax receivable                                    977               15,479
     Decrease in prepaids                                                  --               39,629
     Increase in accounts payable and accrued liabilities               1,499               12,639
                                                                   ----------           ----------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                 845              (83,409)
                                                                   ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft repayments                                              (845)             (21,882)
  Convertible loan proceeds - related party                                --               50,000
                                                                   ----------           ----------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                (845)              28,118
                                                                   ----------           ----------

NET CHANGE IN CASH                                                         --              (55,291)

CASH, BEGINNING OF THE PERIOD                                              --               71,552
                                                                   ----------           ----------

CASH, END OF THE PERIOD                                            $       --           $   16,261
                                                                   ==========           ==========


                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
Notes to the Financial Statements
November 30, 2012
(Stated in U.S. Dollars)
(Unaudited)


1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2012, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future financial statements:

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

In June 2014, the FASB issued ASU No. 2014-10, "DEVELOPMENT STAGE ENTITIES (TOPIC 915): ELIMINATION OF CERTAIN FINANCIAL REPORTING REQUIREMENTS, INCLUDING AN AMENDMENT TO VARIABLE INTEREST ENTITIES GUIDANCE IN TOPIC 810, CONSOLIDATION." This ASU is intended to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer

American Paramount Gold Corp.
Notes to the Financial Statements
November 30, 2012
(Stated in U.S. Dollars)
(Unaudited)


1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

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

2. CONVERTIBLE LOAN - RELATED PARTY

On April 22, 2010, as amended December 17, 2010, the Company entered into an agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000. The loan is unsecured and bears interest at the rate of 10% per annum. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for the sum plus an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company's common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company. The amounts advanced plus accrued interest are due one year following the date advanced. At November 30, 2012, $831,597 plus related interest is past due.

As at November 30, 2012, interest of $164,416 (August 31, 2012 - $140,092) is included in accrued liabilities.

3. COMMON STOCK

On October 13, 2015, the Company amended its Articles of Incorporation to increase its authorized and issued and outstanding common shares to 200,000,000 common shares at a par value of $0.001 and 10,000,000 preferred shares at a par value of $0.001.

4. STOCK OPTIONS

The Company has adopted a stock option plan (the "2010 Plan") which permits the Company to issue up to 6,500,000 shares of common stock to directors, officers, employees and consultants of the Company upon the exercise of stock options granted under the 2010 Plan. At the time of the grant of the option, the plan administrator shall designate the expiration date of the option, which date shall not be later than five (5) years from the date of grant. The vesting schedule for each option shall be specified by the plan administrator at the

American Paramount Gold Corp.
Notes to the Financial Statements
November 30, 2012
(Stated in U.S. Dollars)
(Unaudited)


4. STOCK OPTIONS (CONTINUED)

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

A summary of the Company's stock options outstanding as at November 30, 2012 and August 31, 2012 is presented below:

                                           Number of
                                      Options Outstanding         Weighted Average     Weighted Average Life
                                        and Exercisable            Exercise Price        Remaining (years)
                                        ---------------            --------------        -----------------
Balance, August 31, 2011 and 2012,
and November 30, 2012                       5,150,000                 $ 0.12                     3.17
                                            =========                 ======                     ====

The following is a summary of the Company's stock options outstanding and exercisable as at November 30, 2012:

Number of options outstanding
     and exercisable                  Exercise Price                Expiry Date
     ---------------                  --------------                -----------
        150,000                           $ 0.12            March 2, 2013 (subsequently expired)
      5,000,000                           $ 0.12            March 2, 2016
      ---------
      5,150,000
      =========

5. RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2012, consulting fees of $Nil (2011 - $14,725) were incurred to the President of the Company.

At November 30, 2012, Monaco Capital Inc., a majority shareholder has advanced $975,652 (August 31, 2012 - $975,652) with terms as discussed in Note 2.

6. SUBSEQUENT EVENTS

On October 1, 2015, Dennis Petke was appointed as the sole officer of the Company, and as a director of the Company.

The Company entered into an agreement with a company owned by Dennis Petke beginning on October 1, 2015 whereby the Company will pay a monthly service fee of $2,500 and issue on a monthly basis 50,000 shares of the Company's common stock for the services of Mr. Petke. This agreement can be terminated by the Company with 180 days notice, and by the company owned by Mr. Petke with 30 days notice.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company's audited financial statements and 10-K for the year ended August 31, 2012 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At November 30, 2012, Monaco Capital Inc. has advanced $975,652. Accrued interest relating to the loan totalling $164,416 as at November 30, 2012 was recorded in accrued liabilities.

On July 30, 2010, our directors approved the adoption of the 2010 stock option plan which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2012 plan.

On July 28, 2010 we obtained an extra-provincial license to carry on business in the Province of Ontario, Canada. Our Ontario corporation number is 1827852.

On November 9, 2010, we entered into a non-binding letter of intent to acquire the Kisita Gold Mine Property, an operational gold property four hours northwest of the capital city of Kampala, Uganda. The acquisition was subject to further negotiation and due diligence of the project satisfactory to us. On December 9, 2012 our company, having performed the due diligence required to acquire the Kisita Gold Mine Property, advised Lonsdale Acquisition Corporation that we declined to proceed with the purchase agreement under its current terms and conditions. Discussions with Lonsdale Acquisition Corporation are ongoing.

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

CASH REQUIREMENTS

We intend to search for qualifying exploration properties over the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

               ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

       General, administrative, and corporate expenses          $ 50,000
       Operating expenses                                       $ 50,000
       Identification of properties of merit                    $ 50,000
                                                                --------
       TOTAL                                                    $150,000
                                                                ========

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $Nil in cash as of November 30, 2012. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. agreed to loan our company up to $500,000

The total advanced under the Convertible Loan as at November 30, 2012 is $975,652.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER, 2012 AND 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended November 30, 2012 and 2011 which are included herein.

Our operating results for the three months ended November 30, 2012 and 2011 are summarized as follows:

                                               Three Months         Three Months
                                                  Ended                Ended
                                               November 30,         November 30,
                                                   2012                 2011
                                                ----------           ----------

Consulting expenses                             $       --           $   14,725
Exploration expenses                                    --              121,640
General and administrative                           1,631               11,052
Professional fees                                       --                3,739
Impairment of mining claims                             --              250,000
Impairment of capital assets                            --               15,693
Interest expense                                    24,324               20,322
                                                ----------           ----------
Net loss from operations                        $  (25,955)          $ (437,171)
                                                ==========           ==========

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

CONSULTING EXPENSES

Consulting expenses decreased by $14,725 for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011.

EXPLORATION EXPENSES

Exploration expenses decreased by $121,460 during the three months ended November 30, 2012 as compared to the three months ended November 30, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $9,421 during the three months ended November 30, 2012 as compared to the three months ended November 30, 2011.

PROFESSIONAL FEES

Professional fees decreased by $3,739 during the three months ended November 30, 2012 compared to the three months ended November 30, 2011.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                            November 30,             August 31,
                                                2012                   2012
                                            ------------           ------------

Current assets                              $         --           $        977
Current liabilities                            1,435,290              1,410,312
                                            ------------           ------------
Working capital (deficit)                   $ (1,435,290)          $ (1,409,335)
                                            ============           ============

OPERATING ACTIVITIES

Net cash provided by operating activities was $845 for the three months ended November 30, 2012.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the three months ended November 30, 2012.

FINANCING ACTIVITIES

Net cash used in financing activities for the three months ended November 30, 2012 was $845.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities an disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "EARNINGS PER SHARE" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from inception (July 20, 2006) through November 30, 2012, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $25,955 for the three month period ended November 30, 2012 and at November 30, 2012 had a deficit accumulated of $5,204,464. Since inception (July 20, 2006) to November 30, 2012, our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RISKS ASSOCIATED WITH MINING

THERE IS NO ASSURANCE THAT WE CAN ACQUIRE OR DEVELOP ANY MINERAL RESOURCE PROPERTIES IN COMMERCIALLY EXPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES FROM OPERATIONS AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS COULD FAIL.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability the mineral resource property does not contain any "reserve" and any funds that we spend on exploration will probably be lost.

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER, OUR BUSINESS MAY FAIL.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of mineral properties or for the construction and operation of a mine on those properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of mineral properties.

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

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, either from the sale of a mineral resource property or from the extraction and sale of ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of the exploration properties and projects, cannot accurately be predicted.

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

RISKS RELATED TO OUR COMPANY

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE TO EXPLORE THE MINERAL PROPERTIES AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $Nil as of November 30, 2012. At November 30, 2012, we had working capital deficit of $1,435,290. We incurred a net loss of $25,955 for the three month period ended November 30, 2012 and $5,204,464 since inception. We estimate our average monthly operating expenses to be approximately $50,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop the mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 6, 2010, we granted an aggregate of 5,400,000 stock options to ten individuals, including directors, officers, consultants and employees, pursuant to our 2010 stock option plan, at an exercise price of $0.68 per share. Of the 5,400,000 stock options, 5,000,000 options are exercisable until October 6, 2015. All the stock options vested upon issuance.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On October 6, 2015, the Company appointed Dennis Petke as director, Interim President, Chief Financial Officer and Secretary Treasurer.

Our board of directors now consists of Dennis Petke.

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

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3 Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4 Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

(10)          MATERIAL CONTRACTS

10.1          Mineral Lease Agreement between Royce L. Hackworth and Belva L.
              Tomany and our company dated April 16, 2012. (incorporated by reference from our Current Report on Form 8-K filed on April 19,
              2010).

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

                                AMERICAN PARAMOUNT GOLD CORP.
                                        (Registrant)


Date: November 16, 2015         /s/ Dennis Petke
                                ------------------------------------------------
                                Dennis Petke
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)


Date: November 16, 2015         /s/ Dennis Petke
                                ------------------------------------------------
                                Dennis Petke
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial Officer and Principal
                                Accounting Officer)