Form 10-Q
period 2013-05-31
AMERICAN PARAMOUNT GOLD CORP.
filed 2015-11-17
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of common shares outstanding at November 5, 2015: 4,612,500

                          AMERICAN PARAMOUNT GOLD CORP.

                                      INDEX

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets at May 31, 2013 and August 31, 2012                             3

Statements of Operations for the nine months ended May 31, 2013 and 2012       4

Statements of Cash Flows for the nine months ended May 31, 2013 and 2012       5

Notes to Financial Statements                                                  6

American Paramount Gold Corp.
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                                May 31,              August 31,
                                                                 2012                   2012
                                                             ------------           ------------
                                     ASSETS

Current Assets
  Cash                                                       $          2           $         --
  Excise tax receivable                                                --                    977
                                                             ------------           ------------

Total Assets                                                 $          2           $        977
                                                             ============           ============

                                   LIABILITIES

Current Liabilities
  Bank overdraft                                             $         --           $      5,529
  Accounts payable                                                292,920                289,039
  Accrued liabilities                                             213,194                140,092
  Convertible loan payable - related party                        980,413                975,652
                                                             ------------           ------------

Total Liabilities                                               1,486,527              1,410,312
                                                             ------------           ------------

                              STOCKHOLDERS' DEFICIT

Common stock
  3,750,000 authorized shares, par value $0.001
   1,612,500 shares issued and outstanding
   as at May 31, 2013 and August 31, 2012                           1,613                  1,613
  Additional paid-in-capital                                    3,291,370              3,291,370
  Stock payable                                                   476,191                476,191
  Deficit                                                      (5,255,699)            (5,178,509)
                                                             ------------           ------------
Total Stockholders' Deficit                                    (1,486,525)            (1,409,335)
                                                             ------------           ------------

Total Liabilities and Stockholders' Deficit                  $          2           $        977
                                                             ============           ============


                 The accompanying notes are an integral part of
                           these financial statements.

American Paramount Gold Corp.
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                For the Three Months Ended              For the Nine Months Ended
                                                          May 31,                                 May 31,
                                                 2013                 2012              2013                 2012
                                              ----------           ----------        ----------           ----------
EXPENSES

Operating expenses
  Consulting                                  $       --           $    1,001        $       --           $   34,953
  Exploration                                         --                   --                --              432,280
  General and administrative                       1,499               12,700             4,088               34,625
  Professional fees                                   --                   --                --                3,739
                                              ----------           ----------        ----------           ----------
      Total operating expenses                     1,499               13,701             4,088              505,597
                                              ----------           ----------        ----------           ----------

Net loss from operations                          (1,499)             (13,701)           (4,088)            (505,597)
                                              ----------           ----------        ----------           ----------
Other expenses
  Impairment of mining claims                         --                   --                --              250,000
  Impairment of capital assets                        --                   --                --               15,693
  Interest expense                                24,712               24,560            73,103               68,632
                                              ----------           ----------        ----------           ----------
      Total other expenses                        24,712               24,560            73,103              334,325
                                              ----------           ----------        ----------           ----------

NET AND COMPREHENSIVE LOSS                    $  (26,211)          $  (38,261)       $  (77,191)          $ (839,922)
                                              ==========           ==========        ==========           ==========

BASIC AND DILUTED LOSS PER COMMON SHARE       $    (0.02)          $    (0.02)       $    (0.05)          $    (0.52)
                                              ==========           ==========        ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED               1,612,500            1,612,500         1,612,500            1,612,500
                                              ==========           ==========        ==========           ==========


                 The accompanying notes are an integral part of
                          these financial statements.

American Paramount Gold Corp.
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                                         For the Nine Months Ended
                                                                                  May 31,
                                                                         2013                 2012
                                                                      ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (77,191)          $ (839,922)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Impairment of mining claims                                              --              250,000
     Impairment of capital assets                                             --               15,693
     Interest expense                                                     73,103               68,632
  Change in operating assets and liabilities:
     Decrease in excise tax receivable                                       977               15,479
     Decrease in prepaids                                                     --               39,629
     Increase in accounts payable and accrued liabilities                  3,881              205,008
                                                                      ----------           ----------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                    770             (245,431)
                                                                      ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft repayments                                               (5,529)             (21,882)
  Convertible loan proceeds - related party                                4,761              198,775
                                                                      ----------           ----------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (768)             173,893
                                                                      ----------           ----------

NET CHANGE IN CASH                                                             2              (71,538)

CASH, BEGINNING OF THE PERIOD                                                 --               71,552
                                                                      ----------           ----------

CASH, END OF THE PERIOD                                               $        2           $       14
                                                                      ==========           ==========

                 The accompanying notes are an integral part of
                          these financial statements.

American Paramount Gold Corp.
Notes to the Financial Statements
May 31, 2013
(Stated in U.S. Dollars)


1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2012, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

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

American Paramount Gold Corp.
Notes to the Financial Statements
May 31, 2013
(Stated in U.S. Dollars)


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

2. CONVERTIBLE LOAN - RELATED PARTY

On April 22, 2010, and as amended December 17, 2010, the Company entered into an agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000. The loan is unsecured and bears interest at the rate of 10% per annum. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for the sum plus an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company's common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company. The amounts advanced plus accrued interest are due on year following the date advanced. At May 31, 2013, $975,652 plus related interest is past due.

As at May 31, 2013, interest of $213,194 (August 31, 2012 - $140,092) is included in accrued liabilities.

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

American Paramount Gold Corp.
Notes to the Financial Statements
May 31, 2013
(Stated in U.S. Dollars)


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

A summary of the Company's stock options outstanding as at May 31, 2013 and August 31, 2012 is presented below:

                                           Number of
                                      Options Outstanding         Weighted Average     Weighted Average Life
                                        and Exercisable            Exercise Price        Remaining (years)
                                        ---------------            --------------        -----------------
Balance, August 31, 2011 and 2012          5,150,000                   $ 0.12                  2.68
Expired                                     (150,000)                  $ 0.12
Balance, May 31, 2013                      5,000,000                   $ 0.12

The following is a summary of the Company's stock options outstanding and exercisable as at November 30, 2012:

Number of options outstanding
     and exercisable                  Exercise Price                 Expiry Date
     ---------------                  --------------                 -----------
       5,000,000                         $ 0.12                      March 2, 2016
       5,000,000

5. RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2013, consulting fees of $Nil (2012 - $14,725) and $Nil (2012:$9,500) were incurred to the President and a director of the Company, respectively.

At May 31, 2013, Monaco Capital Inc., a majority shareholder has advanced $980,413 (August 31, 2012 - $975,652) with terms as discussed in Note 2.

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

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At May 31, 2013, Monaco Capital Inc. has advanced $975,652. Accrued interest relating to the loan totalling $164,416 as at May 31, 2013 was recorded in accounts payable and accrued liabilities.

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
                                                                ========

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $Nil in cash as of May 31, 2013. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. agreed to loan our company up to $500,000

The total advanced under the Convertible Loan as at May 31, 2013 is $980,412.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 2013 AND 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended May 31, 2013 and 2012 which are included herein.

Our operating results for the nine months ended May 31, 2013 and 2012 are summarized as follows:

                                                Nine Months        Nine Months
                                                  Ended              Ended
                                                  May 31,            May 31,
                                                   2013               2012
                                                ----------         ----------

Consulting expenses                             $       --         $   34,953
Exploration expenses                                    --            432,280
General and administrative                           4,088             34,625
Professional fees                                       --              3,739
Impairment of mining claims                             --            250,000
Impairment of capital assets                            --             15,693
Interest expense                                    73,103             68,632
                                                ----------         ----------
Net loss from operations                        $  (77,191)        $ (839,922)
                                                ==========         ==========

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

CONSULTING EXPENSES

Consulting expenses decreased by $34,953 for the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012.

EXPLORATION EXPENSES

Exploration expenses decreased by $432,280 during the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $29,912 during the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012.

PROFESSIONAL FEES

Professional fees decreased by $3,739 during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                              May 31,              August 31,
                                                2013                 2012
                                            ------------         ------------

Current assets                              $          2         $        977
Current liabilities                            1,486,527            1,410,312
                                            ------------         ------------
Working capital (deficit)                   $ (1,486,525)        $ (1,409,335)
                                            ============         ============

OPERATING ACTIVITIES

Net cash provided by operating activities was $770 for the nine months ended May 31, 2013.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the nine months ended May 31, 2013.

FINANCING ACTIVITIES

Net cash used in financing activities for the nine months ended May 31, 2013 was $768.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from inception (July 20, 2006) through May 31, 2013, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $77,191 for the nine month period ended May 31, 2013 and at May 31, 2013 had a deficit accumulated of $5,255,610. Since inception (July 20, 2006) to May 31, 2013, our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of the mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of the mineral properties.

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

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

We expect to derive revenues, if any, either from the sale of the mineral resource property or from the extraction and sale of ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $Nil as of May 31, 2013. At May 31, 2013, we had working capital deficit of $1,486,525. We incurred a net loss of $77,191 for the nine month period ended May 31, 2013 and $5,255,610 since inception. We estimate our average monthly operating expenses to be approximately $50,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop the mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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