Form 10-K
period 2013-08-31
AMERICAN PARAMOUNT GOLD CORP.
filed 2015-12-08
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended August 31, 2013

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2013 was $8,000 based on a $0.01 closing price for the Common Stock on August 31, 2013. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

  7,612,618 Shares of common stock issued & outstanding as of December 7, 2015

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

PART I
Item 1.    Business                                                           3
Item 1A.   Risk Factors                                                       6
Item 1B.   Unresolved Staff Comments                                         10
Item 2.    Properties                                                        10
Item 3.    Legal Proceedings                                                 11
Item 4.    Mine Safety Disclosures                                           11

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 12
Item 6.    Selected Financial Data                                           13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        18
Item 8.    Financial Statements and Supplementary Data                       19
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                          29
Item 9A.   Controls and Procedures                                           30
Item 9B.   Other Information                                                 30

PART III
Item 10.   Directors, Executive Officers and Corporate Governance            30
Item 11.   Executive Compensation                                            33
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                        34
Item 13.   Certain Relationships and Related Transactions, and
           Director Independence                                             35
Item 14.   Principal Accounting Fees and Services                            35

PART IV
Item 15.   Exhibits, Financial Statement Schedules                           36

SIGNATURES                                                                   38

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

On October 8, 2015, Mr. Dennis Petke was appointed Director, President, CEO, Secretary and Treasurer.

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

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH MINING

THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF ANY MINERAL RESOURCE ON ANY PROPERTY IN COMMERCIALLY EXPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES FROM OPERATIONS AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS COULD FAIL.

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

Even if we do eventually discover a mineral reserve, there can be no assurance that we will be able to develop it into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had no cash as of August 31, 2013 and a working capital deficit of $1,505,208. We have also incurred a net loss of $95,873 during the year ended August 31, 2013 and a cumulative net loss of $5,274,382 from our inception on July 20, 2006 through August 31, 2013. We estimate that our average monthly operating expenses will be approximately $50,000 including management services and administrative costs. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Our executive, administrative, and operating offices are located at 355 Burrard Street, Suite 1000, Vancouver, BC.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

                             OTC BULLETIN BOARD (1)

                  Quarter Ended             High          Low
                  -------------             ----          ---
                  August 31, 2013           $0.03        $0.03
                  May 31, 2013              $0.03        $0.03
                  February 28, 2013         $0.02        $0.02
                  November 30, 2012         $0.05        $0.01

1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark- down or ( commission, and may not represent actual transactions.
(2)  No trades occurred during this period.
(3)  The first trade in our stock did not occur until March 4, 2010.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626;
Facsimile: (775) 322-5623) is the registrar and agent for our common and preferred shares.

On August 31, 2013, the shareholders' list showed 40 registered shareholders, 1,612,500 common shares outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

We have no long-term incentive plans, other than the Stock Option Plan described below.

2010 STOCK OPTION PLAN

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. Of the aggregate 5,150,000 stock options, 150,000 expired during the year ended August 31, 2013, and 5,000,000 options are exercisable until March 2, 2016. These options will all vest immediately.

                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                                  Number of Securities
                                Number of Securities to be                                      Remaining Available for
                                 Issued Upon Exercise of       Weighted-Average Exercise        Future Issuance Under
                                   Outstanding Options,      Price of Outstanding Options,    Equity Compensation Plans
   Plan Category                   Warrants and Rights           Warrants and Rights             (excluding column (a))
                                           (a)                           (b)                               (c)
   -------------                   -------------------           -------------------           -------------------------
Equity Compensation Plans to                 Nil                         Nil                              Nil
be Approved by Security
Holders

Equity Compensation Plans Not
Approved by Security Holders           5,000,000                       $0.12                               Nil
                                       ---------                     -------                           -------
TOTAL                                  5,000,000                       $0.12                               Nil
                                       =========                     =======                           =======

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended August 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended August 31, 2013 and August 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited  financial  statements  are stated in United States  Dollars and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

CASH REQUIREMENTS

Over the next 12 months we intend to operate as a business development company. We anticipate that we will incur the following operating expenses during this period:

              ESTIMATED FUNDING REQUIRED DURING THE NEXT 12 MONTHS

        Expense                                                  Amount
        -------                                                  ------

        General, Administrative, and Corporate Expenses          $25,000
        Operating Expenses                                       $25,000
        Exploration                                              $25,000
                                                                 -------
        TOTAL                                                    $75,000
                                                                 =======

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our properties. Of the $75,000 that we require for the next 12 months, we have $Nil in cash as of August 31, 2013 and a working capital deficit of $1,505,208. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. With the exception of the ongoing convertible loan agreement with Monaco Capital Inc. described below, we do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

As at August 31, 2013, the total advanced under the convertible loan is $980,412.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

GOING CONCERN

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of our company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, our company has incurred a net loss of $5,276,390 for the period from inception (July 20, 2006) to August 31, 2013. These conditions raise substantial doubt about our company's ability to continue as a going concern.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mining activities.

OFF-BALANCE SHEET ARRANGEMENTS or capital resources that is material to stockholders.

There were none during the years ended August 31, 2013 or 2012.

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2013 and 2012.

Our operating results for the years ended August 31, 2013 and 2012 are summarized as follows:

                                                     Year Ended August 31,
                                                 2013                   2012
                                              ----------             ----------

Operating Expenses                            $   (1,941)            $  536,251
Other Expenses                                $   97,814             $  360,635
Net Income (Loss)                             $  (95,873)            $ (896,886)

EXPENSES

Our operating expenses for the years ended August 31, 2013 and 2012 are outlined in the table below:

                                                     Year Ended August 31,
                                                 2013                   2012
                                              ----------             ----------

Consulting expenses                           $       --             $   44,953
Exploration                                   $       --             $  432,281
General and administrative                    $   (1,941)            $   47,473
Professional fees                             $       --             $   59,042

EQUITY COMPENSATION

We currently do not have any equity compensation plans or arrangements. On July 31, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 6,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                        At August 31,
                                                2013                    2012
                                            ------------            ------------

Current Assets                              $        --             $       977
Current Liabilities                         $ 1,505,208             $ 1,410,312
Working Capital Deficit                     $(1,505,208)            $(1,409,335)

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

                                                                 Quoted          Significant       Significant
                                           Carrying value       Prices in           Other         Unobservable
                                           August 31, 2013      (Level 1)         (Level 2)         (Level 3)
                                           ---------------      ---------         ---------         ---------
FINANCIAL ASSETS
  Cash                                       $     --            $     --          $     --          $      --
  FINANCIAL LIABILITIES
  Bank overdraft                             $     --            $     --          $     --          $      --
  Accounts payable and
  accrued expenses                           $524,795            $524,795          $     --          $      --
  Convertible notes - related parties        $980,412            $     --          $980,412          $      --

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

NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from Inception (July 20, 2006) through August 31, 2013, common stock equivalents are the rights conferred upon Monaco Capital Inc. pursuant to the convertible loan agreement (Note 7) and those arising from the 2010 Plan (Note 9). These stock equivalents were not included as their effect was anti-dilutive for the periods presented.

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

CONCENTRATION OF CREDIT RISK

Our company places our cash and cash equivalents with high credit quality financial institutions. Our company obtained financing during the year from Monaco Capital Inc. which holds 51% of our company's common shares. The balance of the loan as at August 31, 2013 was $980,412.

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

                                 AUGUST 31, 2013

                                 (U.S. DOLLARS)

[LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of American Paramount Gold Corp.

We have audited the accompanying balance sheets of American Paramount Gold Corp. (the "Company") as at August 31, 2013 and 2012 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                                        /s/ DMCL
                                           -------------------------------------
                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                           CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
December 7, 2015

                          AMERICAN PARAMOUNT GOLD CORP.
                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

                                                           August 31, 2013        August 31, 2012
                                                           ---------------        ---------------
ASSETS

Current Assets
  Excise Tax receivable                                      $         --           $        977
                                                             ------------           ------------

Total Assets                                                 $         --           $        977
                                                             ============           ============
LIABILITIES

Current Liabilities
  Bank overdraft                                             $         --           $      5,529
  Accounts payable and accrued liabilities                        524,795                429,131
  Convertible loan payable - related party                        980,413                975,652
                                                             ------------           ------------

Total Liabilities                                               1,505,208              1,410,312
                                                             ------------           ------------
STOCKHOLDERS'DEFICIT
  Common stock
   200,000,000 authorized shares, par value $0.001
   1,612,500 shares issued and outstanding
   as at August 31, 2013 and 2012                                   1,613                  1,613
  Additional paid-in-capital                                    3,291,370              3,291,370
  Stock payable                                                   476,191                476,191
  Deficit                                                      (5,274,382)            (5,178,509)
                                                             ------------           ------------
Total Stockholders' Deficit                                    (1,505,208)            (1,409,335)
                                                             ------------           ------------

Total Liabilities and Stockholders' Deficit                  $         --           $        977
                                                             ============           ============


               See accompanying notes to the financial statements

                          AMERICAN PARAMOUNT GOLD CORP.
                            STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)

                                                           Year Ended August 31,
                                                        2013                 2012
                                                     ----------           ----------
EXPENSES
  Operating expenses
    Consulting                                       $       --           $   44,953
    Exploration                                              --              432,281
    General and administrative                           (1,941)              47,473
    Professional fees                                        --               11,544
                                                     ----------           ----------
      Total operating expenses                           (1,941)             536,251
                                                     ----------           ----------

Net income (loss) from operations                         1,941             (536,251)
                                                     ----------           ----------
Other expenses
  Impairment of mining claims                                --              250,000
  Impairment of capital assets                               --               15,693
  Amortization of debt discount                              --                1,719
  Interest                                               97,814               93,223
                                                     ----------           ----------
      Total other expenses                               97,814              360,635
                                                     ----------           ----------

Net and comprehensive loss                           $  (95,873)          $ (896,886)
                                                     ==========           ==========

BASIC AND DILUTED EARNINGS PER COMMON SHARE          $    (0.06)          $    (0.56)
                                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED               1,612,500            1,612,500
                                                     ==========           ==========


               See accompanying notes to the financial statements

                          AMERICAN PARAMOUNT GOLD CORP.
                       Statement of Stockholders' Deficit
                            (Stated in U.S. Dollars)

                                                                  Additional
                                            Common Stock           Paid in         Stock         Deficit
                                         Number       Amount       Capital        Payable      Accumulated        Total
                                         ------       ------       -------        -------      -----------        -----
Balance, August 31, 2011               1,612,500      $1,613     $3,291,370      $476,191      $(4,281,623)     $  (512,449)

Net loss                                      --          --             --            --         (896,886)        (896,886)
                                      ----------      ------     ----------      --------      -----------      -----------

Balance, August 31, 2012               1,612,500       1,613      3,291,370       476,191       (5,178,509)      (1,409,335)

Net loss                                      --          --             --            --          (95,873)         (95,873)
                                      ----------      ------     ----------      --------      -----------      -----------

Balance, August 31, 2013               1,612,500      $1,613     $3,291,370      $476,191      $(5,274,382)     $(1,505,208)
                                      ==========      ======     ==========      ========      ===========      ===========


               See accompanying notes to the financial statements

                          AMERICAN PARAMOUNT GOLD CORP.
                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                        Year Ended August 31,
                                                                      2013                 2012
                                                                   ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (95,873)          $ (896,886)
  Adjustments to reconcile net loss to net cash
   provided by used in operating activities:
     Impairment of mining claims                                           --              250,000
     Impairment of capital assets                                          --               15,693
     Amortized debt discount                                               --                1,719
     Interest expense                                                  97,814               93,223
  Change in operating assets and liabilities:
     Decrease in excise tax receivable                                    977               34,199
     Decrease in prepaids                                                  --               39,629
     Increase in accounts payable and accrued liabilities              (2,150)             213,168
                                                                   ----------           ----------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                 768             (249,255)
                                                                   ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft repayments                                            (5,529)             (16,353)
  Convertible loan proceeds - related party                             4,761              194,056
                                                                   ----------           ----------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                (768)             177,703
                                                                   ----------           ----------

NET CHANGE IN CASH                                                         --              (71,552)

CASH, BEGINNING                                                            --               71,552
                                                                   ----------           ----------

CASH, ENDING                                                       $       --           $       --
                                                                   ==========           ==========


               See accompanying notes to the financial statements

                          AMERICAN PARAMOUNT GOLD CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AUGUST 31, 2013 AND 2012
                            (Stated in U.S. Dollars)


1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2013 and 2012, the Company has not achieved profitable operations and has incurred net losses of 95,873 and $896,886. At August 31, 2013 the Company had a deficit accumulated of $5,274,382. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and are presented in US dollars.

ACCOUNTING ESTIMATES

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis from making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

LOSS PER SHARE

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options, and convertible notes to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options, and convertible notes.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. CONVERTIBLE LOAN - RELATED PARTY

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

During the year ended August 31, 2013, Monaco Capital Inc. has advanced to the Company $4,761, with a total advance of $980,413 (2012 - $975,652) as at August 31, 2013.

When the loan was received, an initial beneficial conversion feature was recorded of $16,833. As at August 31, 2013, $Nil (2012 - $1,719) was
unamortized, and included in the convertible loan balance on the balance sheet. During the year ended August 31, 2013, $Nil (2012 - $1,719) of the beneficial conversion feature was amortized into the statement of operations. Accrued interest as at August 31, 2013 is $237,906 (2012 - $140,092) and is included in accounts payable and accrued liabilities.

The loan is in default and due on demand.

4. STOCKHOLDERS' DEFICIT

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

A summary of the status of the Company's stock option plan as of August 31, 2013 and 2012 and changes during the years is presented below:

                                 Number of          Weighted         Weighted
                                  Options           Average          Average
                                Outstanding         Exercise      Life Remaining
                               and Exercisable       Price            (Years)
                               ---------------       -----            -------
Balance, August 31, 2012         5,150,000           $0.12             2.68
Expired                           (150,000)          $0.12
                                ----------           -----             ----
Balance, August 31, 2013         5,000,000           $0.12             2.50
                                ==========           =====             ====

5. INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

                                           August 31, 2013       August 31, 2012
                                           ---------------       ---------------
Net loss                                     $  (95,875)           $ (896,886)
Statutory tax rate                                 35.0%                 35.0%
                                             ----------            ----------
Expected income tax recovery                    (34,000)             (314,000)
Other                                           (58,000)               34,000
Change in valuation allowance                    92,000               280,000
                                             ----------            ----------
Income tax recovery                          $       --            $       --
                                             ==========            ==========

The Company's tax-effected future tax assets and liabilities are estimated as follows:

                                           August 31, 2013       August 31, 2012
                                           ---------------       ---------------
Deferred tax assets
  Net operating loss carry forwards          $  592,000            $  591,000
  Capital assets                                     --                 5,000
  Mineral properties                                 --                88,000
                                             ----------            ----------
Total deferred tax assets                       592,000               684,000
Less: Valuation allowance                      (592,000)             (684,000)
                                             ----------            ----------
Net deferred income tax assets               $       --            $       --
                                             ==========            ==========

At August 31, 2013, the Company has a deferred tax asset. A full valuation allowance has been established; as management believes it is more likely that not that the deferred tax asset will not be realized.

As at August 31, 2013, the Company has net operating loss carry forwards of approximately $1,690,000 to reduce future federal and state taxable income. These losses expire between 2020 and 2032.

Tax  attributes  are  subject  to  review,  and  potential   adjustment  by  tax
authorities.

6. RELATED PARTIES TRANSACTIONS

During the year ended August 31, 2013, the Company incurred consulting fees of $Nil (2012 - $35,453) and $Nil (2012 - $9,500) to the President and a director of the Company, respectively.

At August 31, 2013, Monaco Capital Inc., a majority shareholder has advanced $980,413 (2012 - $975,652) with terms as discussed in Note 3.

7. SUBSEQUENT EVENT

The Company entered into an agreement with a company owned by Dennis Petke beginning on October 1, 2015 whereby the Company will pay a monthly service fee of $2,500 and issue on a monthly basis 50,000 shares of the Company's common stock for the services of Mr. Petke. This agreement can be terminated by the Company with 180 days notice, and by the company owned by Mr. Petke with 30 days notice.

The Company issued 3,000,000 restricted shares to the company owned by Mr. Petke for a par value of $0.001 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (who are acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of August 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of August 31, 2013, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 8, 2015, Mr. Dennis Petke was appointed Director, President, CEO, Secretary and Treasurer.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On October 8, 2015, Mr. Dennis Petke was appointed Director, President, CEO, Secretary and Treasurer.

Mr. Hugh Aird and Mr Wayne Parsons served as the directors and executive officers of our company as of the date of this annual report. During the year ended August 31, 2013, Mr. Aird was paid $Nil and Mr. Parsons was paid $Nil.

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience Mr. Dennis Petke. Mr. Petke is a qualified Chartered Accountant in Canada, and is a member of the Institute of Chartered Accountants of British Columbia (1995). Currently serving as a director and/or chief financial officer for private and public companies, his responsibilities include strategic and overall financial management for these companies. Mr. Petke has accumulated extensive experience in the area of corporate finance, including negotiating and implementing private and public company mergers, as well as facilitating private placement, preference share, convertible debenture, special warrant and debt financings.

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

Our audit committee consists of Dennis Petke.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Dennis Petke is paid $2,500 per month for his services commencing October 15, 2015.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None

OPTION EXERCISES

During our fiscal year ended August 31, 2013, there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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
PO Box 2079
7 New Rd. FL 2 Ste. 6
Belize City, Belize

(1) Based on 1,612,500 shares of common stock issued and outstanding as of August 31, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2013 and for fiscal year ended August 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

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

(4)      INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY  HOLDERS,   INCLUDING
         INDENTURES

4.1 Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on October 23, 2015).

(10)     MATERIAL CONTRACTS

10.1 Mineral Lease Agreement between Royce L. Hackworth and Belva L. Tomany and Zebra Resources (now know as American Paramount Gold Corp.) dated April 16, 2011. (incorporated by reference from our Current Report on Form 8-K filed on April 19, 2011).

Exhibit
Number                           Exhibit Description
------                           -------------------

10.2 Consulting Agreement between our company and Wayne Parsons dated April 14, 2011. (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2011).

10.3 Option Cancellation Agreement between our company and Wayne Parsons dated November 18, 2011.

10.4 Convertible Loan Agreement between our company and Monaco Capital Inc. dated December 17, 2010. (incorporated by reference from our Annual Report on Form 10-K filed on October 23, 2015).

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

                                             AMERICAN PARAMOUNT GOLD CORP.
                                                     (Registrant)


Dated: December 8, 2015                      /s/ Dennis Petke
                                             -----------------------------------
                                             Dennis Petke
                                             President, Chief Executive Officer,
                                             Chief Financial Officer,
                                             Secretary, Treasurer and Director
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: December 8, 2015                      /s/ Dennis Petke
                                             -----------------------------------
                                             Dennis Petke
                                             President, Chief Executive Officer,
                                             Chief Financial Officer,
                                             Secretary, Treasurer and Director
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)