Form 10-Q
period 2013-11-30
AMERICAN PARAMOUNT GOLD CORP.
filed 2015-12-17
CIK 1373690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2013

                                       or

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

        Registrant's telephone number including area code: (250) 258-7481

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of common shares outstanding at December 15, 2015: 7,612,500

                          American Paramount Gold Corp.

                                      Index

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets at November 30, 2013 and August 31, 2013                    3

Statements of Operations for the three months ended
November 30, 2013 and 2012                                                 4

Statements of Cash Flows for the three months ended
November 30, 2013 and 2012                                                 5

Notes to Financial Statements                                              6

American Paramount Gold Corp.
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                             November 30,            August 31,
                                                                 2013                   2013
                                                             ------------           ------------
                                   LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                   $    550,738           $    524,795
  Convertible loan payable - related party                        980,413                980,413
                                                             ------------           ------------

Total Liabilities                                               1,531,151              1,505,208
                                                             ------------           ------------

                              STOCKHOLDERS' DEFICIT

Common stock
  200,000,000 authorized shares, par value $0.001
   1,612,500 shares issued and outstanding
   as at November 30, 2013 and August 31, 2013                      1,613                  1,613
  Additional paid-in-capital                                    3,291,370              3,291,370
  Stock payable                                                   476,191                476,191
  Deficit                                                      (5,300,325)            (5,274,382)
                                                             ------------           ------------
Total Stockholders' Deficit                                    (1,531,151)            (1,505,208)
                                                             ------------           ------------

Total Liabilities and Stockholders' Deficit                  $         --           $         --
                                                             ============           ============


                 The accompanying notes are an integral part of
                       these interim financial statements

                         American Paramount Gold Corp.
                            Statement of Operations
                          (Expressed in U.S. Dollars)
                                  (Unaudited)

                                                        For the Three Months Ended
                                                               November 30,
                                                        2013                 2012
                                                     ----------           ----------
EXPENSES

Operating expenses
  General and administrative                         $    1,500           $    1,631
                                                     ----------           ----------
      Total operating expenses                            1,500                1,631
                                                     ----------           ----------

Net loss from operations                                 (1,500)              (1,631)
                                                     ----------           ----------

Interest expense                                         24,443               24,324
                                                     ----------           ----------
      Total other expenses                               24,443               24,324
                                                     ----------           ----------

NET AND COMPREHENSIVE LOSS                           $  (25,943)          $  (25,955)
                                                     ==========           ==========

BASIC AND DILUTED LOSS PER COMMON SHARE              $    (0.02)          $    (0.02)
                                                     ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED               1,612,500            1,612,500
                                                     ==========           ==========

                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                                       For the Three Months Ended
                                                                              November 30,
                                                                        2013               2012
                                                                      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(25,943)          $(25,955)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Interest expense                                                   24,443             24,324
  Change in operating assets and liabilities:
     Decrease in excise tax receivable                                      --                977
     Increase in accounts payable and accrued liabilities                1,500              1,499
                                                                      --------           --------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                   --                845
                                                                      --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft repayments                                                 --               (845)
                                                                      --------           --------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (845)
                                                                      --------           --------

NET CHANGE IN CASH                                                          --                 --

CASH, BEGINNING OF THE PERIOD                                               --                 --
                                                                      --------           --------

CASH, END OF THE PERIOD                                               $     --           $     --
                                                                      ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

American Paramount Gold Corp.
Notes to the Financial Statements
November 30, 2013
(Stated in U.S. Dollars)
(Unaudited)


1. ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2013, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

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

American Paramount Gold Corp.
Notes to the Financial Statements
November 30, 2013
(Stated in U.S. Dollars)
(Unaudited)


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

2. CONVERTIBLE LOAN - RELATED PARTY

On April 22, 2010, as amended December 17, 2010, the Company entered into an agreement with Monaco Capital Inc., majority shareholder, for a principal amount of up to $5,000,000. The loan is unsecured and bears interest at the rate of 10% per annum. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for the sum plus an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company's common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company. The amounts advanced plus accrued interest are due one year following the date advanced. At November 30, 2013, $980,413 plus related interest is past due.

As at November 30, 2013, interest of $269,349 (August 31, 2013 - $237,907) is included in accrued liabilities.

3. COMMON STOCK

On October 13, 2015, the Company amended its Articles of Incorporation to increase its authorized number of shares to issue to 200,000,000 common shares at a par value of $0.001 and 10,000,000 preferred shares at a par value of $0.001.

American Paramount Gold Corp.
Notes to the Financial Statements
November 30, 2013
(Stated in U.S. Dollars)
(Unaudited)


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

A summary of the Company's stock options outstanding as at November 30, 2013 and August 31, 2013 is presented below:

                                           Number of
                                      Options Outstanding         Weighted Average     Weighted Average Life
                                        and Exercisable            Exercise Price        Remaining (years)
                                        ---------------            --------------        -----------------
Balance, August 31, 2013, and
November 30, 2013                          5,000,000                    $ 0.12                 2.25
                                           =========                    ======                 ====

The following is a summary of the Company's stock options outstanding and exercisable as at November 30, 2013:

Number of options outstanding
     and exercisable                  Exercise Price               Expiry Date
     ---------------                  --------------               -----------

       5,000,000                         $ 0.12                    March 2, 2016

5. RELATED PARTY TRANSACTIONS

At November 30, 2013, Monaco Capital Inc., a majority shareholder has advanced $980,413 (August 31, 2013 - $980,413) with terms as discussed in Note 2.

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

The Company issued 3,000,000 restricted shares to the company owned by Mr. Petke for a par value if $0.001 per share.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company's audited financial statements and 10-K for the year ended August 31, 2013 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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
                                                                ========

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $Nil in cash as of November 30, 2013. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. agreed to loan our company up to $500,000

The total advanced under the Convertible Loan as at November 30, 2013 is $980,413.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER, 2013 AND 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended November 30, 2013 and 2012 which are included herein.

Our operating results for the three months ended November 30, 2013 and 2012 are summarized as follows:

                                               Three Months        Three Months
                                                  Ended               Ended
                                                November 30,        November 30,
                                                   2013                2012
                                                 --------            --------
General and administrative                       $  1,500            $  1,631
Interest expense                                   24,443              24,324
                                                 --------            --------
Net loss from operations                         $(25,943)           $(25,955)
                                                 ========            ========

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $131 during the three months ended November 30, 2013 as compared to the three months ended November 30, 2012.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                            November 30,            August 31,
                                                2013                  2013
                                            ------------          ------------

Current assets                              $         --          $         --
Current liabilities                            1,531,151             1,505,208
                                            ------------          ------------
Working capital (deficit)                   $ (1,531,151)         $ (1,505,208)
                                            ============          ============

OPERATING ACTIVITIES

Net cash provided by operating activities was $Nil for the three months ended November 30, 2013.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the three months ended November 30, 2013.

FINANCING ACTIVITIES

Net cash used in financing activities was $Nil for the three months ended November 30, 2013.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "EARNINGS PER SHARE" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from inception (July 20, 2006) through November 30, 2013, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $25,943 for the three month period ended November 30, 2013 and at November 30, 2013 had a deficit accumulated of $5,302,333. Since inception (July 20, 2006) to November 30, 2013, our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $Nil as of November 30, 2013. At November 30, 2013, we had working capital deficit of $1,531,151. We incurred a net loss of $25,943 for the three month period ended November 30, 2013 and $5,300,325 since inception. We estimate our average monthly operating expenses to be approximately $12,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop the mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 6, 2010, we granted an aggregate of 5,400,000 stock options to ten individuals, including directors, officers, consultants and employees, pursuant to our 2010 stock option plan, at an exercise price of $0.68 per share. Of the 5,400,000 stock options, 5,000,000 options are exercisable until March 2, 2016. All the stock options vested upon issuance.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On October 6, 2015, the Company appointed Dennis Petke as director, Interim President, Chief Financial Officer and Secretary Treasurer.

Our board of directors now consists of Dennis Petke.

On December 4, 2015, the Company issued 3,000,000 common shares to Q4 Financial Group Inc. in exchange for services rendered. Dennis Petke is the Principal of Q4 Financial Group Inc.

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

10.2     Consulting agreement with Vista Partners LLC dated January 29, 2010

10.3 Convertible Loan Agreement between our company and Monaco Capital Inc. dated December 17, 2010.

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

                                AMERICAN PARAMOUNT GOLD CORP.
                                        (Registrant)


Date: December 16, 2015         /s/ Dennis Petke
                                ------------------------------------------------
                                Dennis Petke
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)


Date: December 16, 2015         /s/ Dennis Petke
                                ------------------------------------------------
                                Dennis Petke
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial Officer and Principal
                                Accounting Officer)