Form 10-K
period 2014-08-31
AMERICAN PARAMOUNT GOLD CORP.
filed 2017-02-28
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                      ] to [                         ]

Commission file number 333-138148

AMERICAN PARAMOUNT GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5243308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6-307, 2735 West Pebble Road, Las Vegas Nevada	89123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (250) 258-7481

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2014 was $8,637 based on a $0.01 closing price for the Common Stock on February 28, 2014. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

7,612,618 shares of common stock issued & outstanding as of February 22, 2017

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1. Business

Corporate Overview

Our principal executive offices are located at 6 – 307, 2735 West Pebble Road, Las Vegas, Nevada, 89123. Our telephone number is (250) 258-7481.

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

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. This agreement was subsequently cancelled and replaced with a new agreement on December 17, 2010. The new agreement provided for funding of up to $5,000,000, and any amounts advanced would bear interest at 10% per annum. In addition, any outstanding principal and accrued interest would be convertible at the volume weighted average trading price for the company’s shares of common stock for the ten-day trading period prior to any conversion. At August 31, 2014, $980,413 has been advanced.

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan (“2010 Plan”) which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan.

On October 6, 2010, we granted an aggregate of 5,400,000 stock options to ten individuals, including directors, officers, consultants and employees, pursuant to our 2010 Plan, at an exercise price of $0.68 per share. Of the 5,400,000 stock options, 400,000 options were exercisable until October 6, 2012 and 5,000,000 options were exercisable until October 6, 2015. All the stock options vested upon issuance. We issued the stock options to seven (7) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to three (3) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

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

Risks Related to Our Company

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a commercially viable business . We had no cash as of August 31, 2014 and a working capital deficit of $1,631,900. We have also incurred a net loss of $126,692 during the year ended August 31, 2014 and a cumulative net loss of $5,401,074 from our inception on July 20, 2006 through August 31, 2014. We estimate that our average annual operating expenses will be approximately $50,000 including management services and administrative costs. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so.

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

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our common stock.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Executive Offices

Our executive, administrative, and operating offices are located at 6 – 307, 2735 west Pebble Road, Las Vegas, Nevada 89123.

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

Item 4. Mine Safety Disclosure

None

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)

Quarter Ended	High	Low

August 31, 2014	$0.03	$0.03
May 31, 2014	$0.03	$0.03
February 28, 2014	$0.02	$0.02
November 30, 2013	$0.05	$0.01

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark- down or commission, and may not represent actual transactions.
(2)	No trades occurred during this period.
(3)	The first trade in our stock did not occur until March 4, 2010.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and agent for our common and preferred shares.

On August 31, 2014, the shareholders’ list showed 40 registered shareholders, 1,612,500 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2014.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the 2010 Stock Option Plan described below.

2010 Stock Option Plan

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. Of the aggregate 5,150,000 stock options, 150,000 expired during the year ended August 31, 2013, and 5,000,000 expired on March 2, 2016.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	Nil	Nil	Nil

Equity compensation plans not approved by security holders	Nil	Nil	Nil

Total	Nil	Nil	Nil

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended August 31, 2014.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended August 31, 2014 and August 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next 12 months we intend to operate as a business development company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount

General, Administrative, and Corporate Expenses	$25,000
Operating Expenses	$25,000
Total	$50,000

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $50,000 that we require for the next 12 months, we have $Nil in cash as of August 31, 2014 and a working capital deficit of $1,631,900. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. With the exception of the ongoing convertible loan agreement with Monaco Capital Inc. described below, we do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, and as amended December 17, 2010, the Company entered into an agreement with Monaco Capital Inc., a majority shareholder, for a principal amount of up to $5,000,000. The loan is unsecured and bears interest at the rate of 10% per annum. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for the sum plus an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company. The amounts advanced plus accrued interest are due one year following the date advanced.

During the year ended August 31, 2014, Monaco Capital Inc. has advanced to the Company $Nil (2013 - $4,761), with a total advance of $980,413 (2013 - $980,413) as at August 31, 2014.

The loan is in default and due on demand.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of our company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, our company has incurred a net loss of $5,401,074 for the period from inception (July 20, 2006) to August 31, 2014. These conditions raise substantial doubt about our company’s ability to continue as a going concern.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mining activities.

Off-Balance Sheet Arrangements or capital resources that is material to stockholders.

There were none during the years ended August 31, 2014 or 2013.

Results of Operations for the Years Ended August 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2014 and 2013.

Our operating results for the years ended August 31, 2014 and 2013 are summarized as follows:

	Year Ended
	August 31,
	2014	2013

Operating expenses (recovery)	$28,382	$(1,941)
Other expenses	$98,310	$97,814
Net loss for the year	$(126,692)	$(95,873)

Expenses

Our operating expenses for the years ended August 31, 2014 and 2013 are outlined in the table below:

	Year Ended
	August 31,
	2014	2014

General and administrative expense (recovery)	$3,929	$(1,941)
Management fees	25,000	-
Foreign exchange	(547)	-

Equity Compensation

We currently do not have any equity compensation plans or arrangements. On July 31, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 6,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Liquidity and Financial Condition

Working Capital

	At August 31,
	2014	2013

Current Assets	$-	$-
Current Liabilities	$1,631,900	$1,505,208
Working Capital Deficit	$(1,631,900)	$(1,505,208)

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3 – Inputs that are unobservable (for example cash flow modelling inputs based on assumptions).

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

	Carrying	Quoted	Significant	Significant
	value	Prices in	Other	Unobservable
	August 31, 2014	(Level 1)	(Level 2)	(Level 3)
Financial liabilities
Accounts payable and accrued expenses	$623,502	$623,502
Due to related parties	$27,985	$27,985	$-	$-
Convertible notes - related parties	$980,412	$-	$980,412	$-

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

Concentration of credit risk

Our company places our cash and cash equivalents with high credit quality financial institutions. Our company obtained financing during the year from Monaco Capital Inc. which holds 51% of our company’s common shares. The balance of the loan as at August 31, 2014 was $980,412.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Property, Plant, and Equipment (Topic 360), and intangible assets within the scope of Intangibles—Goodwill and Other (Topic 350)) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which clarifies implementation guidance on assessing collectability, presentation of sales tax, noncash consideration and completed contracts and contract modifications at transition. While The Company is currently assessing the impact of the new standard but does not expect this new guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). Under ASU 2014-15, management is to assess, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 was effective for annual periods beginning after December 15, 2016. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial statements. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that are reported relative to such amounts prior to adoption.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-13 on its  financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), to provide guidance on specific cash inflows and outflows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and requires retrospective application of these amendments unless not practicable, in which case amendments would be applied prospectively as of the earliest date practicable. In October 2016, the FASB issued ASU 2016-16, Intra-Entity Asset Transfers of Assets Other than Inventory (Topic 740), to recognize the income tax consequences of intra-entity transfers of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 with early adoption permitted in the first interim period of fiscal year 2017. Upon adoption, any deferred charge established upon the intra-company transfer would be recorded as a cumulative-effect adjustment to retained earnings. At December 31, 2016, the Company had a deferred charge of $1 million included in prepaid and other current assets in the accompanying consolidated balance sheets. However, due to the Company’s full valuation allowance in the U.S, no deferred charge will be recorded as a cumulative-effect adjustment to accumulated deficit. The Company plans to adopt this standard in the first quarter of fiscal year 2017.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. The Company plans to adopt this standard in the first quarter of the fiscal year 2017 and does not expect a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

AMERICAN PARAMOUNT GOLD CORP.

FINANCIAL STATEMENTS

August 31, 2014 and 2013

(Stated in U.S. Dollars)

[LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of American Paramount Gold Corp.

We have audited the accompanying balance sheets of American Paramount Gold Corp. as of August 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position American Paramount Gold Corp. as of August 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
February 22, 2017

AMERICAN PARAMOUNT GOLD CORP.
BALANCE SHEETS
(Stated in U.S. Dollars)

	August 31, 2014	August 31, 2013

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$623,502	$524,795
Due to related party	27,985	-
Convertible loan payable - related party	980,413	980,413

Total Liabilities	1,631,900	1,505,208

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001
1,612,500 shares issued and outstanding as at August 31, 2014 and 2013	1,613	1,613
Additional paid-in-capital	3,291,370	3,291,370
Shares to be issued	476,191	476,191
Deficit	(5,401,074)	(5,274,382)
Total Stockholders’ Deficit	(1,631,900)	(1,505,208)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN PARAMOUNT GOLD CORP
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	Years Ended August 31,
	2014	2013
EXPENSES

Operating expenses
General and administrative expenses (recovery)	$3,929	$(1,941)
Management fees	25,000	-
Foreign exchange	(547)	-
Total operating expenses	28,382	(1,941)

Net income (loss) from operations	(28,382)	1,941

Other expenses
Interest expense	98,310	97,814
Total other expenses	(98,310)	(97,814)

Net loss for the year	$(126,692)	$(95,873)

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.08)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,612,500	1,612,500

The accompanying notes are an integral part of these financial statements.

AMERICAN PARAMOUNT GOLD CORP.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(Stated in U.S. Dollars)

			Additional	Shares
	Common Stock		Paid in	to be	Deficit
	Number	Amount	Capital	Issued	Accumulated	Total

Balance, August 31, 2012	1,612,500	$1,613	$3,291,370	$476,191	$(5,178,509)	$(1,409,335)

Net loss for the year	-	-	-	-	(95,873)	(95,873)

Balance, August 31, 2013	1,612,500	$1,613	$3,291,370	$476,191	$(5,274,382)	$(1,505,208)

Net loss for the year	-	-	-	-	(126,692)	(126,692)

Balance, August 31, 2014	1,612,500	$1,613	$3,291,370	$476,191	$(5,401,074)	$(1,631,900)

The accompanying notes are an integral part of these financial statements.

AMERICAN PARAMOUNT GOLD CORP.
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	Years Ended, August 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,692)	$(95,873)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Interest expense	98,310	97,814
Change in operating assets and liabilities:
Decrease in excise tax receivable	-	977
Increase in due to related party	27,985	-
Decrease (increase) in accounts payable and accrued liabilities	397	(2,150)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	-	768

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft repayments	-	(5,529)
Convertible loan proceeds - related party	-	4,761
NET CASH FLOWS USED IN FINANCING ACTIVITIES	-	(768)

Net change in Cash	-	-
CASH, BEGINNING	-	-
CASH, ENDING	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN PARAMOUNT GOLD CORP.
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2014 AND 2013
(Stated in U.S. Dollars)

1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

Going concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2014 and 2013, the Company has not achieved profitable operations and has incurred net losses of $126,692 and $95,873. At August 31, 2014 the Company had an accumulated deficit  of $5,401,074. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars.

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

Fair Value Measurements
The book value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments.  Based on borrowing rates currently available to the Company under similar terms, the book value of capital lease obligations approximate their fair values. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1- quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 -observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
Level 3 -assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s convertible debenture is based on Level 2 inputs in the ASC 820 fair value hierarchy.  The Company calculated the fair value of these instruments by discounting future cash flows using a rate that is representative of the current arms-length borrowing rate.

At August 31, 2014, the convertible debenture had a fair value of $980,413 (2013: $980,413).

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended August 31, 2014 and 2013.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Property, Plant, and Equipment (Topic 360), and intangible assets within the scope of Intangibles—Goodwill and Other (Topic 350)) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In August 2015, the FASB proposed the effective date to be the annual reporting periods beginning after December 15, 2017, and interim periods therein. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which clarifies implementation guidance on assessing collectability, presentation of sales tax, noncash consideration and completed contracts and contract modifications at transition. While The Company is currently assessing the impact of the new standard but does not expect this new guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). Under ASU 2014-15, management is to assess, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 was effective for annual periods beginning after December 15, 2016. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial statements. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that are reported relative to such amounts prior to adoption.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted as of December 15, 2018, and requires modified retrospective transition method. The Company is currently assessing the impact of ASU 2016-13 on its  financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), to provide guidance on specific cash inflows and outflows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and requires retrospective application of these amendments unless not practicable, in which case amendments would be applied prospectively as of the earliest date practicable. In October 2016, the FASB issued ASU 2016-16, Intra-Entity Asset Transfers of Assets Other than Inventory (Topic 740), to recognize the income tax consequences of intra-entity transfers of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 with early adoption permitted in the first interim period of fiscal year 2017. Upon adoption, any deferred charge established upon the intra-company transfer would be recorded as a cumulative-effect adjustment to retained earnings. At December 31, 2016, the Company had a deferred charge of $1 million included in prepaid and other current assets in the accompanying consolidated balance sheets. However, due to the Company’s full valuation allowance in the U.S, no deferred charge will be recorded as a cumulative-effect adjustment to accumulated deficit. The Company plans to adopt this standard in the first quarter of fiscal year 2017.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. The Company plans to adopt this standard in the first quarter of the fiscal year 2017 and does not expect a material impact on its consolidated financial statements.

3. CONVERTIBLE LOAN - RELATED PARTY

On April 22, 2010, and as amended December 17, 2010, the Company entered into an agreement with Monaco Capital Inc., a majority shareholder, for a principal amount of up to $5,000,000. The loan is unsecured and bears interest at the rate of 10% per annum calculated on the principal balance. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for the sum plus an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company. The amounts advanced plus accrued interest are due one year following the date advanced.

During the year ended August 31, 2014, Monaco Capital Inc. has advanced to the Company $Nil (2013 - $4,761), with a total advance of $980,413 (2013 - $980,413).

When the loan was received, an initial beneficial conversion feature was recorded of $16,833. As at August 31, 2014, $Nil (2013 - $Nil) was unamortized, and included in the convertible loan balance on the balance sheet. Accrued interest as at August 31, 2014 is $336,216 (2013 - $237,906) and is included in accounts payable and accrued liabilities.

The loan is in default and due on demand.

4. STOCKHOLDERS’ DEFICIT

Stock Options

The Company has adopted a stock option plan (the “2010 Plan”) which permits the Company to issue up to 6,500,000 shares of common stock to directors, officers, employees and consultants of the Company upon the exercise of stock options granted under the 2010 Plan. At the time of the grant of the option, the plan administrator shall designate the expiration date of the option, which date shall not be later than five (5) years from the date of grant. The vesting schedule for each option shall be specified by the plan administrator at the time of grant of the option. Effective September 29, 2010 the 2010 Plan provides for an exercise price to be established based on the fair market value of a common share of the Company being the average of the high and low sales prices (or bid and ask prices, if sales prices are not reported) for the common stock for the last trading day immediately preceding the date with respect to which fair market value is being determined, as reported for the principal trading market for the common stock.

A summary of the status of the Company’s stock option plan as of August 31, 2014 and 2013 and changes during the years is presented below:

	Number of options outstanding and exercisable	Weighted Average Exercise price

Balance, August 31, 2013 and 2014	5,000,000	$0.12

As at August 31, 2014, the Company had 5,000,000 stock options outstanding which were not exercised and expired on March 2, 2016.

5. INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	August 31, 2014	August 31, 2013

Net loss	$(126,692)	$(95,875)
Statutory tax rate	35.0%	35.0%
Expected income tax recovery	(44,000)	(34,000)
Other	-	(58,000)
Change in valuation allowance	44,000	92,000
Income tax recovery	$-	$-

The Company’s tax-effected future tax assets and liabilities are estimated as follows:

	August 31, 2014	August 31, 2013
Deferred tax assets
Net operating loss carry forwards	$636,000	$592,000
Total deferred tax assets	636,000	592,000
Less: Valuation allowance	(636,000)	(592,000)
Net deferred income tax assets	$-	$-

At August 31, 2014, the Company has a deferred tax asset. A full valuation allowance has been established; as management believes it is more likely that not that the deferred tax asset will not be realized.

As at August 31, 2014, the Company has net operating loss carry forwards of approximately $1,817,000 to reduce future federal and state taxable income. These losses expire between 2020 and 2034.

Tax attributes are subject to review, and potential adjustment by tax authorities.

6. RELATED PARTIES TRANSACTIONS

During the year ended August 31, 2014, the Company incurred management fees of $25,000 (2013 - $Nil) to the former President of the Company.

As at August 31, 2014, the Company owed $27,985 (2013 - $Nil) to a former director of the Company.

At August 31, 2014, Monaco Capital Inc., a majority shareholder has advanced $980,413 (2013 - $980,413) with terms as discussed in Note 3.

7. SUBSEQUENT EVENTS

The Company entered into an agreement with a company owned by a former officer and director of the Company beginning on October 1, 2015 whereby the Company will pay a monthly service fee of $2,500 and issue on a monthly basis 50,000 shares of the Company’s common stock for the services. This agreement was terminated on April 6, 2016 with no fees accruing to the Company.

The Company issued 6,000,000 restricted shares to a company owned by a former officer and director of the Company to a former director and officer in return for the performance of services..

On April 6, 2016, Mr. Ron Loudoun replaced Mr. Dennis Petke as sole Director and as President, CEO, Secretary and Treasurer of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (who are acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of August 31, 2014, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2013, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Material Weaknesses Identified

In connection with the preparation of the consolidated financial statements for the year ended August 31, 2016, management identified the following material weakness in internal control:

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting. Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended August 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On April 6, 2016, Mr. Ron Loudoun replaced Mr. Dennis Petke as sole Director and as President, CEO, Secretary and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

On April 6, 2016, Mr. Ron Loudoun replaced Mr. Dennis Petke as sole Director and as President, CEO, Secretary and Treasurer.

Mr. Harold Schneider served as the interim director and executive officer of our company as of the date of this annual report. During the year ended August 31, 2014, Mr. Schneider was paid $25,000.

Business Experience

The following is a brief account of the education and business experience Mr. Ron Loudoun.

Ron Loudoun is a successful business strategist with more than 25 years’ experience as a real estate agent and business administration. Mr. Loudoun graduated with a Diploma of Administrative Management from BCIT in 1983 with an elective in Real Estate. He possesses an excellent background in new business development, multi-site operations, performance/quality improvement, administration and long-term planning, honed through years of working in a family owned business, specializing in manufactured housing and mobile home park development. Distinguished as a meticulous, methodical, hands-on leader, Ron has been the catalyst for advancement. In 2001, with an additional degree from the Vancouver Film School Foundation Program and his prior construction management experience, he purchased two buildings in downtown Vancouver and renovated them into a fully equipped soundstage, HD postproduction facilities that produced feature films, video games and digital media. Most recently, Ron has been a principal in and directly involved with the start-up and administration of public companies. He has maintained a longstanding interest in both communicating the need for and sourcing new methods for conscious minded development and growth. Recognized as an astute and persuasive negotiator, Mr. Loudoun has a reputation for honesty and integrity, and is able to successfully balance the risks of continual change and innovation through disciplined implementation. Capitalizing on his exceptional leadership qualities, out of the box thinking and real estate development expertise, Ron continues to develop innovative ideas that add significant value to any organization which he is involved in.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

On August 4, 2016, the BCSC issued an Executive Order restricting Mr. Harold Schneider from trading in securities other than his own through a licensed broker and from acting as an officer or director of a reporting issuer for a period of 3 years. :

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

We have no audit committee..

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

Item 11. Executive Compensation

Upon Mr. Dennis Petke’s resignation as an officer and director of the Company on April 6, 2016, his services agreement was terminated.

There are no agreements for compensation with Mr. Ron Loudoun

Mr. Harold Schneider served as the director and executive officer of our company as of the date of this annual report and was paid $5,000 per month for his services commencing April 1, 2014 to October 1, 2015.

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

Option Exercises

During our fiscal year ended August 31, 2014, there were no options exercised by our named officers.

Compensation of Directors

Upon Mr. Dennis Petke’s resignation as an officer and director of the Company on April 6, 2016, his services agreement was terminated.

There are no agreements for compensation with Mr. Ron Loudoun

Mr. Harold Schneider served as the director and executive officer of our company as of the date of this annual report and was paid $5,000 per month for his services commencing April 1, 2014 to October 1, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Harold Schneider	Common	Nil	0%

Directors and Officers as a group	Common	Nil	0%

Monaco Capital Ltd. PO Box 2079 7 New Rd. FL 2 Ste. 6 Belize City, Belize	Common	863,750	53.6%

(1)
Based on 1,612,500 shares of common stock issued and outstanding as of August 31, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2014 and for fiscal year ended August 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	August 31, 2014	August 31, 2013
	$	$

Audit Fees	16,000	14,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	16,000	16,000

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

10.2	Consulting Agreement between our company and Wayne Parsons dated April 14, 2011. (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2011).

10.3	Option Cancellation Agreement between our company and Wayne Parsons dated November 18, 2011.

10.4*	Convertible Loan Agreement between our company and Monaco Capital Inc. dated December 17, 2010.

(31)	Section 302 Certifications

31.1*	Section 302 Certification – Principal Executive Officer

31.2*	Section 302 Certification – Principal Financial Officer

Exhibit	Exhibit
Number	Description

(32)	Section 906 Certification

32.1*	Section 906 Certification – Principal Executive Officer

32.2*	Section 906 Certification – Principal Financial Officer

(101)**	Interactive Data File (Form 10-K for the Year Ended December 31, 2012)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

AMERICAN PARAMOUNT GOLD CORP.
(Registrant)

Dated: February 23, 2017	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 23, 2017	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)