Form 10-Q
period 2015-05-31
AMERICAN PARAMOUNT GOLD CORP.
filed 2017-04-06
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

American Paramount Gold Corp.
Index

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Balance Sheets at May 31, 2015 and August 31, 2014	3

Condensed Statements of Operations for the three and nine months ended May 31, 2015 and 2014	4

Condensed Statements of Cash Flows for the nine months ended May 31, 2015 and 2014	5

Notes to the Condensed Financial Statements	6

American Paramount Gold Corp.
Condensed Balance Sheets
(Expressed in U.S. Dollars)

	May 31,	August 31,
	2015	2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$695,199	$623,502
Due to related party	28,485	27,985
Convertible loan payable - related party	980,413	980,413

TOTAL LIABILITIES	1,704,097	1,631,900

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001
1,612,500 shares issued and outstanding as at May 31, 2015 and August 31, 2014	1,613	1,613
Additional paid-in-capital	3,291,370	3,291,370
Shares to be issued	476,191	476,191
Deficit	(5,473,271)	(5,401,074)
TOTAL STOCKHOLDERS’ DEFICIT	(1,704,097)	(1,631,900)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements

American Paramount Gold Corp.
Condensed Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2015	2014	2015	2014
EXPENSES
General and administration	$1,262	$1,500	$1,464	$4,500

TOTAL EXPENSES	1,262	1,500	1,464	4,500

LOSS BEFORE OTHER ITEMS	(1,262)	(1,500)	(1,464)	(4,500)

OTHER EXPENSES
Foreign exchange	-	-	(2,328)	-
Interest expense	24,712	24,712	73,061	73,598

Net and comprehensive loss	(25,974)	(26,212)	(72,197)	(78,098)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	1,612,500	1,612,500	1,612,500	1,612,500

The accompanying notes are an integral part of these condensed interim financial statements

American Paramount Gold Corp.
Condensed Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the Nine Months
	Ended May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,197)	$(78,098)
Adjustments to reconcile net loss to net cash used in operations:
Interest expense	73,061	73,598
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	(864)	4,500
NET CASH FLOWS USED IN OPERATING ACTIVITIES	-	-

Net change in Cash	-	-

CASH, BEGINNING OF THE PERIOD	-	-

CASH, END OF THE PERIOD	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements

American Paramount Gold Corp.
Notes To The Condensed Financial Statements
May 31, 2015
(Stated in U.S. Dollars)
(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

Basis of presentation
The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2015, are not necessarily indicative of the results that may be expected for the year ended August 31, 2015.  For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2014, included in the Company’s report on Form 10-K.

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

When the loan was received, an initial beneficial conversion feature was recorded of $16,833. As at May 31, 2015, $Nil (August 31, 2014 - $Nil) was unamortized, and included in the convertible loan balance on the balance sheet. Accrued interest as at May 31, 2015 is $409,277 (August 31, 2014 - $336,216) and is included in accounts payable and accrued liabilities.

The loan is due on demand.

3. STOCKHOLDERS’ DEFICIT

As at May 31, 2015, the Company had 5,000,000 stock options outstanding which were not exercised and expired on March 2, 2016.

4. RELATED PARTIES TRANSACTIONS

As at May 31, 2015, the Company owed $28,485 (August 31, 2014 - $27,985) to a former President of the Company for services provided.

At May 31, 2015, Monaco Capital Inc., a majority shareholder has advanced $980,413 (August 31, 2014 - $980,413) with terms as discussed in Note 2.

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

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $500,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At May 31, 2015, Monaco Capital Inc. has advanced $980,413. Accrued interest relating to the loan totalling $409,277 as at May 31, 2015 was recorded in accrued liabilities.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $Nil in cash as of May 31, 2015. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. agreed to loan our company up to $5,000,000.

The total advanced under the Convertible Loan as at May 31, 2015 is $980,413.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 2015 AND 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended May 31, 2015 and 2014 which are included herein.

Our operating results for the three months ended May 31, 2015 and 2014 are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2015	2014

General and administrative	$1,464	$4,500
Foreign exchange	(2,328)	-
Interest expense	73,061	73,598
Net loss from operations	$(72,197)	$(78,098)

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $3,036 during the nine months ended May 31, 2015 as compared to the nine months ended May 31, 2014.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	May 31,	August 31,
	2015	2014

Current assets	$-	$-
Current liabilities	1,704,097	1,631,900
Working capital (deficit)	$(1,704,097)	$(1,631,900)

OPERATING ACTIVITIES

Net cash provided by operating activities was $Nil for the nine months ended May 31, 2015.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the nine months ended May 31, 2015.

FINANCING ACTIVITIES

Net cash used in financing activities was $Nil for the nine months ended May 31, 2015.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from inception (July 20, 2006) through May 31, 2015, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $72,197 for the nine months ended May 31, 2015 and at May 31, 2015 had a deficit accumulated of $5,473,271. Since inception (July 20, 2006) to May 31, 2015, our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $Nil as of May 31, 2015. At May 31, 2015, we had working capital deficit of $1,704,097. We incurred a net loss of $72,197 for the nine months ended May 31, 2015 and $5,473,271 since inception. We estimate our average monthly operating expenses to be approximately $12,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop the mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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