Form 10-Q
period 2016-02-29
AMERICAN PARAMOUNT GOLD CORP.
filed 2017-06-20
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

American Paramount Gold Corp.

Index

PART I:FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets at February 29, 2016 and August 31, 2015	3

Condensed Statements of Operations for the six months ended February 29, 2016 and February 28, 2015	4

Condensed Statements of Cash Flows for the six months ended February 29, 2016 and February 28, 2015	5

Notes to the Condensed Financial Statements	6

AMERICAN PARAMOUNT GOLD CORP.
CONDENSED BALANCE SHEETS
 (EXPRESSED IN US DOLLARS)

	February 29, 2016	August 31, 2015
	(unaudited)
ASSETS

Current Assets
Cash	$234	$37

Total Assets	234	37

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$771,059	$719,361
Due to related party	50,234	32,987
Convertible loan payable - related party	980,413	980,413

Total Liabilities	1,801,706	1,732,761

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001
7,612,500 and 1,612,500 shares issued and outstanding
as at February 29, 2016 and August 31, 2015 respectively	7,613	1,613
Additional paid-in-capital	3,552,370	3,291,370
Shares to be issued	476,191	476,191
Deficit	(5,837,646)	(5,501,898)
Total Stockholders’ Deficit	(1,801,472)	(1,732,724)

Total Liabilities and Stockholders’ Deficit	$234	$37

The accompanying notes are an integral part of these condensed interim financial statements.

AMERICAN PARAMOUNT GOLD CORP.
CONDENSED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
 (UNAUDITED)

	For the Three Months		For the Six Months
	Ended February 29,		Ended February 29,
	2016	2015	2016	2015
EXPENSES
Operating expenses
General and administrative expenses	$142,695	$121	$270,728	$202
Legal and audit fees	8,481	-	21,680	-
Loss before other items	151,176	121	292,408	202

Other expenses
Foreign exchange	(2,284)	(1,344)	(5,547)	(2,328)
Interest expense	24,428	23,906	48,886	48,349

Net and comprehensive loss	$(172,320)	$(22,683)	$(335,747)	$(46,223)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	6,953,159	1,612,500	5,782,948	1,612,500

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
 (UNAUDITED)

	For the Six Months
	Ended February 29,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(335,747)	$(46,223)
Non-cash items:
Interest expense	48,886	48,349
Shares issued for services	267,000	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	2,811	(2,426)
Due to related party	17,247	300
NET CASH FLOWS FROM OPERATING ACTIVITIES	197	-

Net change in Cash	197	-
CASH, BEGINNING OF THE PERIOD	37	-

CASH, END OF THE PERIOD	$234	$-

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FEBRUARY 29, 2016
(Stated in U.S. Dollars)
 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

Basis of presentation
The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2016, are not necessarily indicative of the results that may be expected for the year ended August 31, 2016. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2015, included in the Company’s report on Form 10-K.

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

As at February 29, 2016, the Company owed $980,413 (August 31, 2015 - $980,413) under this loan. Accrued interest as at February 29, 2016 is $482,875 (August 31, 2015 - $433,989) and is included in accounts payable and accrued liabilities.

The loan is in default and due on demand.

3. STOCKHOLDERS’ DEFICIT

As at February 29, 2016, the Company had 5,000,000 stock options outstanding which were not exercised and expired on March 2, 2016.

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

As at February 29, 2016, the Company owed $37,689 (August 31, 2015 - $32,987) to a former President of the Company for services provided and $12,545 (August 31, 2015 - $Nil) for cash proceeds provided to the Company.

At February 29, 2016, Monaco Capital Inc., a significant shareholder has advanced $980,413 (August 31, 2015 - $980,413) with terms as discussed in Note 2
.
5. SHARE ISSUANCES

On September 16, 2015, the Company issued 3,000,000 restricted common shares with a fair value of $126,000 to a former director and officer in return for the performance of services.

On December 4, 2015 the Company issued 3,000,000 restricted common shares with a fair value of $141,000 to a company owned by a former officer and director of the Company in return for the performance of services.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company's audited financial statements and 10-K for the year ended August 31, 2015 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $234 in cash as of February 29, 2016. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. agreed to loan our company up to $5,000,000.

The total advanced under the Convertible Loan as at February 29, 2016 is $980,413.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY, 2016 AND 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended February 29, 2016 and 2015 which are included herein.

Our operating results for the six months ended February 29, 2016 and 2015 are summarized as follows:

	Six Months	Six Months
	Ended	Ended
	February 29,	February 28,
	2016	2015

General and administrative	$270,728	$202
Legal and audit	21,680
Foreign exchange	(5,547)	(2,328)
Interest expense	48,886	48,349
Net loss from operations	$(335,747)	$(46,223)

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPENSES

General and administrative expenses increased by $270,526 during the six months ended February 29, 2016 as compared to the six months ended February 28, 2015.

Legal and audit expenses increased by $21,680 during the six months ended February 29, 2016 as compared to the six months ended February 28, 2015.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	February 29,	August 31,
	2016	2015

Current assets	$234	$37
Current liabilities	1,801,706	1,732,761
Working capital (deficit)	$(1,801,472)	$(1,732,724)

OPERATING ACTIVITIES

Net cash provided by operating activities was $197 for the six months ended February 29, 2016.

INVESTING ACTIVITIES

Net cash used in investing activities was $Nil for the six months ended February 29, 2016.

FINANCING ACTIVITIES

Net cash used in financing activities was $Nil for the six months ended February 29, 2016.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from inception (July 20, 2006) through February 29, 2016, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $335,747 for the six months ended February 29, 2016 and at February 29, 2016 had a deficit accumulated of $5,837,646. Since inception (July 20, 2006) to February 29, 2016, our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $234 as of February 29, 2016. At February 29, 2016, we had a working capital deficit of $1,801,472. We incurred a net loss of $335,747 for the six months ended February 29, 2016 and $5,837,646 since inception. We estimate our average monthly operating expenses to be approximately $12,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop the mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

None

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