Form 10-K
period 2016-08-31
AMERICAN PARAMOUNT GOLD CORP.
filed 2017-07-06
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2016 was $8,637 based on a $0.01 closing price for the Common Stock on August 31, 2016. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

7,612,618 shares of common stock issued & outstanding as of June 30, 2017

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

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan (“2010 Plan”) which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. As at August 31, 2016, there are no outstanding stock options.

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

Employees

Currently, with the exception of our directors and officers, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next twelve-month period. We do and will continue to outsource contract employment as needed.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a commercially viable business. We had cash of $866 as of August 31, 2016 ($37-August 31, 2015) and a working capital deficit of $1,631,054. We have a cumulative net loss of $5,667,228 from our inception on July 20, 2006 through August 31, 2016. We estimate that our average annual operating expenses will be approximately $50,000 including management services and administrative costs. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

  OTC Bulletin Board (1)

Quarter Ended	High	Low

August 31, 2016	$0.04	$0.04
May 31, 2016	$0.03	$0.03
February 28, 2016	$0.04	$0.04
November 30, 2015	$0.04	$0.04

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark- down or commission, and may not represent actual transactions.
(2)	No trades occurred during this period.
(3)	The first trade in our stock did not occur until March 4, 2010.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and agent for our common and preferred shares.

On August 31, 2016, the shareholders’ list showed 40 registered shareholders, 7,612,500 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2016.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the 2010 Stock Option Plan described below.

2010 Stock Option Plan

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. There are no outstanding options as at August 31, 2016.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended August 31, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended August 31, 2016 and August 31, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $50,000 that we require for the next 12 months, we have $866 in cash as of August 31, 2016 and a working capital deficit of $1,631,054. In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering. With the exception of the ongoing convertible loan agreement with Monaco Capital Inc. described below, we do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of our company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, our company has incurred a net loss of $5,667,228 for the period from inception (July 20, 2006) to August 31, 2016. These conditions raise substantial doubt about our company’s ability to continue as a going concern.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mining activities.

Off-Balance Sheet Arrangements or capital resources that is material to stockholders.

There were none during the years ended August 31, 2016 or 2015.

Results of Operations for the Years Ended August 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2016 and 2015.

Our operating results for the years ended August 31, 2016 and 2015 are summarized as follows:

	Year Ended
	August 31,
	2016	2015

Operating expenses	$305,238	$6,212
Other expenses	$96,749	$94,612
Net loss for the year	$(401,987)	$(100,824)

Expenses

Our operating expenses for the years ended August 31, 2016 and 2015 are outlined in the table below:

	Year Ended
	August 31,
	2016	2015

General and administrative expense	$274,188	$3,475
Legal and audit fees	31,050	2,737

Equity Compensation

We currently do not have any equity compensation plans or arrangements. On July 31, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 6,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Liquidity and Financial Condition

Working Capital

	At August 31,
	2016	2015

Current Assets	$866	$37
Current Liabilities	$1,631,920	$1,732,761
Working Capital Deficit	$(1,631,504)	$(1,732,724)

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

		Quoted	Significant	Significant
	Carrying value	Prices in	Other	Unobservable
	August 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial liabilities
Accounts payable and accrued expenses	$596,241	$596,241	$-	$-
Due to related parties	$55,266	$55,266	$-	$-
Convertible notes – related parties	$980,413	$-	$980,413	$-

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

AUGUST 31, 2016 AND 2015

(EXPRESSED IN US DOLLARS)

[LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Director of American Paramount Gold Corp.

We have audited the accompanying balance sheets of American Paramount Gold Corp. (the “Company”) as at August 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of American Paramount Gold Corp. as of August 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
July 5, 2017

AMERICAN PARAMOUNT GOLD CORP.
BALANCE SHEETS
 (EXPRESSED IN US DOLLARS)

	August 31, 2016	August 31, 2015
ASSETS

Current Assets
Cash	$866	$37

Total Assets	$866	$37

LIABILIITES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$596,241	$719,361
Due to related party	55,266	32,987
Convertible loan payable - related party	980,413	980,413

Total Liabilities	1,631,920	1,732,761

STOCKHOLDERS’ DEFICIT
Common stock
200,000,000 authorized shares, par value $0.001
7,612,500 and 1,612,500 shares issued and outstanding as at August 31, 2016 and 2015 respectively	7,613	1,613
Additional paid-in-capital	3,552,370	3,291,370
Shares to be issued	476,191	476,191
Deficit	(5,667,228)	(5,501,898)
Total Stockholders’ Deficit	(1,631,054)	(1,732,724)

Total Liabilities and Stockholders’ Deficit	$866	$37

The accompanying notes are an integral part of these financial statements.

AMERICAN PARAMOUNT GOLD CORP.
STATEMENTS OF OPERATIONS
 (EXPRESSED IN US DOLLARS)

	Years Ended August 31,
	2016	2015
EXPENSES

Operating expenses
General and administrative expenses	$274,188	$3,475
Legal and audit fees	31,050	2,737
Loss before other items	(305,238)	(6,212)

Other (income) expenses
Foreign exchange	(1,561)	(3,161)
Interest expense	98,310	97,773
Gain on reversal of debt	(236,657)	-

Net loss	$(165,330)	$(100,824)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	6,702,782	1,612,500

The accompanying notes are an integral part of these financial statements.

AMERICAN PARAMOUNT GOLD CORP.
STATEMENT OF STOCKHOLDERS’ DEFICIT
 (EXPRESSED IN US DOLLARS)

			Additional
	Common Stock		Paid in	Shares to	Accumulated
	Number	Amount	Capital	be Issued	Deficit	Total

Balance, August 31, 2014	1,612,500	$1,613	$3,291,370	$476,191	$(5,401,074)	$(1,631,900)

Net loss	-	-	-	-	(100,824)	(100,824)
Balance, August 31, 2015	1,612,500	1,613	3,291,370	476,191	(5,501,898)	(1,732,724)

Shares issued for services	6,000,000	6,000	261,000	-	-	267,000
Net loss	-	-	-	-	(165,330)	(165,330)

Balance, August 31, 2016	7,612,500	$7,613	$3,552,370	$476,191	$(5,667,228)	$(1,631,054)

The accompanying notes are an integral part of these financial statements.

AMERICAN PARAMOUNT GOLD CORP.
STATEMENTS OF CASH FLOWS
 (EXPRESSED IN US DOLLARS)

	Years Ended, August 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(165,330)	$(100,824)
Non-cash items:
Gain on reversal of debt	(236,657)	-
Interest expense	98,310	97,773
Shares issued for services	267,000	-
Change in operating assets and liabilities:
Increase in due to related party	22,279	5,002
Decrease (increase) in accounts payable and accrued liabilities	15,227	(1,914)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	829	37

Net change in cash	829	37
CASH, BEGINNING	37	-

CASH, ENDING	$866	$37

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2016 AND 2015
 (EXPRESSED IN US DOLLARS)

1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp. (the "Company") was incorporated in the State of Nevada on July 20, 2006 and is listed on the OTCQB under the symbol “APGA”. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

Going concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. . As of August 31, 2016 and 2015, the Company has not achieved profitable operations and has incurred net losses of $165,330 and $100,824. At August 31, 2016 the Company had an accumulated deficit of $5,667,228. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

At August 31, 2016, the convertible debenture had a fair value of $980,413 (2015 - $980,413).

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended August 31, 2016 and 2015.

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

As at August 31, 2016, the Company owed $980,413 (2015 - $980,413) under this loan. Accrued interest as at August 31, 2016 is $532,362 (2015 - $433,989) and is included in accounts payable and accrued liabilities.

The loan is in default and due on demand.

4. STOCKHOLDERS’ DEFICIT

Shares Issuances

On September 16, 2015, the Company issued 3,000,000 restricted common shares with a fair value of $126,000 to a former director and officer in return for performance of consulting services.

On December 4, 2015, the Company issued 3,000,000 restricted common shares with a fair value of $141,000 to a company owned by a former officer and director of the Company in return for performance of consulting services.

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

As at August 31, 2016, the Company no stock options outstanding.

5. INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	August 31, 2016	August 31, 2015

Net loss	$(165,330)	$(100,824)
	35.0%	35.0%
Expected income tax recovery	(58,000)	(35,000)
Adjustment to prior year provision versus statutory tax return	46,000
Change in valuation allowance	12,000	35,000
Income tax recovery	$-	$-

The Company’s tax-effected future tax assets and liabilities are estimated as follows:

	August 31, 2016	August 31, 2015
Deferred tax assets
Net operating loss carry forwards	$683,000	$671,000
Less: Valuation allowance	(683,000)	(671,000)
Net deferred income tax assets	$-	$-

At August 31, 2016, the Company has a deferred tax asset. A full valuation allowance has been established as management believes it is more likely that not that the deferred tax asset will not be realized.

As at August 31, 2016, the Company has non-capital losses of approximately $1,953,000 that may be carried forward and applied against federal and state taxable income of future years. The non-capital losses may be carried forward and expire between 2026 and 2036.

Tax attributes are subject to review, and potential adjustment by tax authorities.

6. RELATED PARTIES TRANSACTIONS

As at August 31, 2016, the Company owed $55,266 (2015 - $32,987) to a former President of the Company for services provided to the Company.

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

At August 31, 2016, Monaco Capital Inc., a significant shareholder has advanced $980,413 (August 31, 2015 - $980,413) with terms as discussed in Note 3.

7. REVERSAL OF DEBT

During the year ended August 31, 2016, certain payables became no longer enforceable as the status of limitation period has expired. The Company reversed the payables of $236,657 which has been recognized as a gain.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (who are acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of August 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2016, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Material Weaknesses Identified
In connection with the preparation of the financial statements for the year ended August 31, 2016, management identified the following material weakness in internal control:

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses
We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting. Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended August 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On April 6, 2016, Mr. Ron Loudoun was appointed as a Director and as President, CEO, Secretary and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

On April 6, 2016, Mr. Ron Loudoun was appointed as the sole Director and as President, CEO, Secretary and Treasurer.

Business Experience

The following is a brief account of the education and business experience Mr. Ron Loudoun.

Ron Loudoun is a successful business strategist with more than 25 years’ experience as a real estate agent and business administration. Mr. Loudoun graduated with a Diploma of Administrative Management from BCIT in 1983 with an elective in Real Estate. He possesses an excellent background in new business development, multi-site operations, performance/quality improvement, administration and long-term planning, honed through years of working in a family owned business, specializing in manufactured housing and mobile home park development. Distinguished as a meticulous, methodical, hands-on leader, Ron has been the catalyst for advancement. In 2001, with an additional degree from the Vancouver Film School Foundation Program and his prior construction management experience, he purchased two buildings in downtown Vancouver and renovated them into a fully equipped soundstage, HD postproduction facilities that produced feature films, video games and digital media. Most recently, Ron has been a principal in and directly involved with the start-up and administration of public companies. He has maintained a longstanding interest in both communicating the need for and sourcing new methods for conscious minded development and growth. Recognized as an astute and persuasive negotiator, Mr. Loudoun has a reputation for honesty and integrity, and has the ability to successfully balance the risks of continual change and innovation through disciplined implementation. Capitalizing on his exceptional leadership qualities, out of the box thinking and real estate development expertise, Ron continues to develop innovative ideas that add significant value to any organization which he is involved in.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None.

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

Option Exercises

During our fiscal year ended August 31, 2016, there were no options exercised by our named officers.

Compensation of Directors

There are no agreements for compensation with Mr. Ron Loudoun

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Harold Schneider, Kelowna, BC	Common	3,000,000	39.4%
Q4 Financial Group Inc., Vancouver, BC	Common	3,000,000	39.4%
Directors and Officers as a group	Common	Nil	0%

(1)
Based on 7,612,500 shares of common stock issued and outstanding as of August 31, 2016. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2016 and for fiscal year ended August 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	August 31, 2016	August 31, 2016
	$	$

Audit Fees	20,000	5,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	20,000	5,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or noted thereto.

(b)	Exhibits

Exhibit	Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.5	Certificate of Change filed with the Nevada Secretary of State on November 28, 2010 (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2012).

3.6	Certificate of Correction filed with the Nevada Secretary of State on November 29, 2012 (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2012).

(4)	Instruments defining the rights of security holders, including indentures

4.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K filed on February 28, 2017).

Exhibit	Exhibit
Number	Description

(10)	Material Contracts

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

AMERICAN PARAMOUNT GOLD CORP.
(Registrant)

Dated: July 6, 2017	/s/ Ron Loudoun
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

Dated: July 6, 2017	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)