Form 10-Q
period 2016-11-30
AMERICAN PARAMOUNT GOLD CORP.
filed 2017-10-02
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of common shares outstanding at September 27, 2017: 7,737,618

American Paramount Gold Corp.
Index

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Interim Condensed Balance Sheets at November 30, 2016 and August 31, 2016	3

Interim Condensed Statements of Operations for the three months ended November 30, 2016 and 2015	4

Interim Condensed Statements of Cash Flows for the three months ended November 30, 2016 and 2015	5

Notes to the Condensed Financial Statements	6

AMERICAN PARAMOUNT GOLD CORP.
INTERIM CONDENSED BALANCE SHEETS
 (EXPRESSED IN US DOLLARS)

	November 30, 2016	August 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$2,683	$866

Total Assets	$2,683	$866

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$596,649	$596,241
Due to related parties	77,980	55,266
Convertible loan payable - related party	980,413	980,413

Total Liabilities	1,655,042	1,631,920

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001
7,612,500 and 7,612,500 shares issued and outstanding
as at November 30, 2016 and August 31, 2016 respectively	7,613	7,613
Additional paid-in-capital	3,552,370	3,552,370
Shares to be issued	485,466	476,191
Deficit	(5,697,808)	(5,667,228)
Total Stockholders’ Deficit	(1,652,359)	(1,631,054)

Total Liabilities and Stockholders’ Deficit	$2,683	$866

The accompanying notes are an integral part of these condensed interim financial statements.

AMERICAN PARAMOUNT GOLD CORP.
INTERIM CONDENSED STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
 (UNAUDITED)

	For the Three Months Ended November 30,
	2016	2015
EXPENSES
Operating expenses
General and administrative expenses	$30,415	$128,033
Legal and audit fees	-	13,198
Loss before other items	30,415	141,231

Other expenses
Foreign exchange	165	(3,263)
Interest expense	-	24,458

Net and comprehensive loss	$(30,580)	$(162,426)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	7,612,500	4,082,145

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
INTERIM CONDENSED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
 (UNAUDITED)

	For the Three Months Ended November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,580)	$(162,426)
Non-cash items:
Interest expense	-	24,458
Shares issued for services	-	126,000
Accrued consulting fees	15,000	-
Accrued management fees	15,000	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	408	(1,128)
Due to related party	(7,286)	13,822
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	(7,458)	726

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for share subscriptions	9,275	-
NET CASH FLOWS USED IN FINANCING ACTIVITIES	9,275	-

Net change in cash	1,817	726
CASH, BEGINNING OF THE PERIOD	866	37

CASH, ENDING OF THE PERIOD	$2,683	$763

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2016
(Stated in U.S. Dollars)
 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp. (the "Company") was incorporated in the State of Nevada on July 20, 2006 and is listed on the OTCQB under the symbol “APGA”. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

Basis of presentation
The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ended August 31, 2017. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2016, included in the Company’s report on Form 10-K.

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

Fair Value Measurements
The book value of cash accounts payable and accrued liabilities, due to related parties and convertible loan payable approximate their fair values due to the short term maturity of those instruments.  The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended November 30, 2016.

3. CONVERTIBLE LOAN - RELATED PARTY

On April 22, 2010, and as amended December 17, 2010, the Company entered into an agreement with Monaco Capital Inc., a significant shareholder, for a principal amount of up to $5,000,000. The loan is unsecured and bears interest at the rate of 10% per annum calculated on the principal balance. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for the sum plus an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company. The amounts advanced plus accrued interest are due one year following the date advanced.

As at November 30, 2016, the Company owed a principal balance of $980,413 (August 31, 2016 - $980,413) under this loan and accrued interest thereon of $532,362.

The loan is in default and due on demand.

4. STOCKHOLDERS’ DEFICIT

Shares to be issued

During the quarter ended November 30, 2016, the company received $9,275 for subscription agreements for 463,750 common shares at $0.02 per share, for shares yet to be issued.

5. RELATED PARTY TRANSACTIONS

As at November 30, 2016, the Company owed $15,000 to a company owned by the president and director and $62,980 to the controller of the Company for cash and services provided to the Company.

The Company entered into an agreement with a company owned by the president and director of the Company beginning on September 1, 2016 whereby the Company will pay a monthly management fee of $5,000.

The Company entered into an agreement with the controller of the Company beginning on September 1, 2016 whereby the Company will pay a monthly consulting fee of $5,000.

At November 30, 2016, Monaco Capital Inc., a significant shareholder has advanced $980,413 (November 30, 2015 - $980,413) with terms as discussed in Note 3.

6. SUBSEQUENT EVENT

On September 25, 2017, the Company issued 125,000 common shares at a price of $ CDN 4.00 per share pursuant to share subscriptions previously received in the amount of $476,191.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company's audited financial statements and 10-K for the year ended August 31, 2016 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $5,000,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At November 30, 2016, Monaco Capital Inc. has advanced $980,413. Interest relating to the loan totalling $532,362 as at November 30, 2016 was recorded in accrued liabilities.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $2,680 in cash as of November 30, 2016. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. agreed to loan our company up to $5,000,000.

The total advanced under the Convertible Loan as at November 30, 2016 is $980,413.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER, 2016 AND 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2016 and 2015 which are included herein.

Our operating results for the three months ended November 30, 2016 and 2015 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2016	2015

Consulting and management fees	$30,000	$126,000
General and administrative	415	2,033
Legal and audit	-	13,198
Foreign exchange	165	(3,263)
Interest expense	-	24,458
Net loss from operations	$(30,580)	$(162,426)

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPENSES

Consulting and management fees decreased by $96,000 during the three months ended November 30, 2016 as compared to the three months ended November 30, 2015.

General and administrative expenses decreased by $1,618 during the three months ended November 30, 2016 as compared to the three months ended November 30, 2015.

Legal and audit expenses decreased by $13,198 during the three months ended November 30, 2016 as compared to the three months ended November 30, 2015.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	November 30,	August 31,
	2016	2016

Current assets	$2,683	$37
Current liabilities	1,655,042	1,732,761
Working capital (deficit)	$(1,652,359)	$(1,732,724)

OPERATING ACTIVITIES

Cash used in operating activities was $7,458 for the three months ended November 30, 2016.

FINANCING ACTIVITIES

Cash provided by financing activities was $9,275 for the three months ended November 30, 2016.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at November 30, 2016, our company had no potentially dilutive securities.

STOCK-BASED COMPENSATION

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

GOING CONCERN

Our company has incurred a net loss $30,580 for the three months ended November 30, 2016 and at November 30, 2016 had a deficit accumulated of $5,697,808.  Our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

The ability of our company to continue as a going concern is dependent on additional sources of capital and the success of our company's plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amoun ts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our principal financial officer (also our principal financial officer and principal accounting officer), to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of November 30, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $2,683 as of November 30, 2016. At November 30, 2016, we had a working capital deficit of $1,652,359. We incurred a net loss of $6,301 for the three months ended November 30, 2016  We estimate our average monthly operating expenses to be approximately $12,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop the mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2016, the company received subscription agreements for 463,700 common shares at a cash price of $0.02 per share for total proceeds $9,274.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

(3)	ARTICLES OF INCORPORATION AND BYLAWS

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

(10)	MATERIAL CONTRACTS

10.1	Mineral Lease Agreement between Royce L. Hackworth and Belva L. Tomany and our company dated April 16, 2012. (incorporated by reference from our Current Report on Form 8-K filed on April 19, 2010).

10.2	Consulting agreement with Vista Partners LLC dated January 29, 2010

10.3	Convertible Loan Agreement between our company and Monaco Capital Inc. dated December 17, 2010.

(31)	RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

31.1*	Section 302 Certification of the Principal Executive Officer under Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of the Principal Financial Officer and Principal Accounting Officer under Sarbanes-Oxley Act of 2002

(32)	SECTION 1350 CERTIFICATIONS

32.1*	Section 906 Certification of the Principal Executive Officer under Sarbanes-Oxley Act of 2002

32.2*	Section 906 Certification of the Principal Financial Officer and Principal Accounting Officer under Sarbanes-Oxley Act of 2002

(101)*	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PARAMOUNT GOLD CORP.
(Registrant)

Date: October 2, 2017	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 2, 2017	/s/ Ron Loudoun
Ron Loudoun
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)