Form 10-Q
period 2017-02-28
AMERICAN PARAMOUNT GOLD CORP.
filed 2017-10-02
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

Number of common shares outstanding at September 27, 2017: 7,738,618

American Paramount Gold Corp.
Index

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Interim Condensed Balance Sheets at February 28, 2017 and August 31, 2016	3

Interim Condensed Statements of Operations for the six months ended February 28, 2017 and February 29, 2016	4

Interim Condensed Statements of Cash Flows for the six months ended February 28, 2017 and February 29, 2016	5

Notes to the Condensed Financial Statements	6

AMERICAN PARAMOUNT GOLD CORP.
INTERIM CONDENSED BALANCE SHEETS
 (EXPRESSED IN US DOLLARS)

	February 28, 2017	August 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$806	$866

Total Assets	$806	$866

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$557,290	$596,241
Due to related parties	103,212	55,266
Convertible loan payable - related party	980,413	980,413

Total Liabilities	1,640,915	1,631,920

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001
7,612,500 and 1,612,500 shares issued and outstanding
as at February 28, 2017 and August 31, 2016 respectively	7,613	7,613
Additional paid-in-capital	3,552,370	3,552,370
Shares to be issued	491,416	476,191
Deficit	(5,691,508)	(5,667,228)
Total Stockholders’ Deficit	(1,640,109)	(1,631,054)

Total Liabilities and Stockholders’ Deficit	$806	$866

The accompanying notes are an integral part of these condensed interim financial statements.

AMERICAN PARAMOUNT GOLD CORP.
CONDENSED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
EXPENSES
Operating expenses
General and administrative expenses	$30,415	$121	$61,840	$202
Legal and audit fees	-	-	-	-
Loss before other items	30,415	121	61,840	202

Other (income) expenses
Gain on extinguishment of debt	(37,612)	-	(37,612)	-
Foreign exchange	(113)	(1,344)	52	(2,328)
Interest expense	-	23,906	-	48,349

Net and comprehensive income (loss)	$6,300	$(22,683)	$(24,280)	$(46,223)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$(0.02)	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	7,612,500	1,612,500	7,612,500	1,612,500

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
 (UNAUDITED)

	For the Six Months Ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,280)	$(46,223)
Non-cash items:
Gain on extinguishment of accounts payable	(37,612)	-
Interest expense	-	48,349
Shares issued for services	-	-
Accrued consulting fees	30,000	-
Accrued management fees	30,000	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,340)	(2,426)
Due to related party	(12,054)	300
NET CASH FLOWS FROM OPERATING ACTIVITIES	(15,285)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for share subscriptions	15,225	-
NET CASH FLOWS USED IN FINANCING ACTIVITIES	15,225	-

Net change in Cash	(60)	-
CASH, BEGINNING OF THE PERIOD	866	-

CASH, END OF THE PERIOD	$806	$-

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2017
(Stated in U.S. Dollars)
 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

Basis of presentation
The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2017, are not necessarily indicative of the results that may be expected for the year ended August 31, 2017. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2016, included in the Company’s report on Form 10-K.

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

Fair Value Measurements
The book value of cash, , accounts payable and accrued liabilities, due to related parties and convertible loan payable approximate their fair values due to the short term maturity of those instruments. . The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended February 28, 2017.

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

As at February 28, 2017, the Company owed a principal balance of $980,413 (August 31, 2016 - $980,413) under this loan and accrued interest thereon of $532,362.

The loan is in default and due on demand.

4. STOCKHOLDERS’ DEFICIT

Shares to be issued

During the six months ended February 28, 2017, the company received $15,225 for subscription agreements for 761,250 common shares at $0.02 per share, for shares yet to be issued.

5. RELATED PARTY TRANSACTIONS

As at February 28, 2017, the Company owed $30,000 to the President of the Company for services provided and $73,212 to the Controller of the Company for cash proceeds and services provided to the Company.

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

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $5,000,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At November 30, 2014, Monaco Capital Inc. has advanced $980,413. Interest relating to the loan totalling $552,362 as at February 28, 2017 was recorded in accrued liabilities.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $806 in cash as of February 28, 2017. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY, 2017 AND 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended February 28, 2017 and February 29, 2016 which are included herein.

Our operating results for the six months ended February 28, 2017 and 2016 are summarized as follows:

	Six Months	Six Months
	Ended	Ended
	February 28,	February 29,
	2017	2016

General and administrative	$61,840	$202
Legal and audit	-	-
Foreign exchange	52	(2,328)
Interest expense	-	48,349
Gain on extinguishment of debt	(37,612)	-
Net loss from operations	$(24,280)	$(46,223)

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPENSES

General and administrative expenses increased by $61,638 during the six months ended February 28, 2017 as compared to the six months ended February 29, 2016.

OTHER ITEMS

Other items includes a gain on the extinguishment of accounts payable in the amount of $37,612.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	February 28,	August 31,
	2017	2016

Current assets	$806	$37
Current liabilities	1,640,915	1,732,761
Working capital (deficit)	$(1,640,109)	$(1,732,724)

OPERATING ACTIVITIES

Cash used in operating activities was $15,285 for the six months ended February 28, 2017.

FINANCING ACTIVITIES

Cash provided by financing activities was $15,225 for the six months ended February 28, 2017.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at February 28, 2017, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $24,280 for the six months ended February 28, 2017 and at February 28 2017 had a deficit accumulated of $5,691,508. Our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of February 28, 2017. .

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2017that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $806 as of February 28, 2017. At February 28, 2017, we had a working capital deficit of $1,640,108. We incurred a net loss of $24,279 for the six months ended February 28, 2017.. We estimate our average monthly operating expenses to be approximately $12,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop the mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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