Form 10-Q
period 2017-05-31
AMERICAN PARAMOUNT GOLD CORP.
filed 2017-10-02
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

American Paramount Gold Corp.
Index

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Interim Condensed Balance Sheets at May 31, 2017 and August 31, 2016	3

Interim Condensed Statements of Operations for the nine months ended May 31, 2017 and 2016	4

Interim Condensed Statements of Cash Flows for the nine months ended May 31, 2017 and 2016	5

Notes to the Condensed Financial Statements	6

AMERICAN PARAMOUNT GOLD CORP.
INTERIM CONDENSED BALANCE SHEETS
 (EXPRESSED IN US DOLLARS)

	May 31, 2017	August 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$4,432	$866

Total Assets	$4,432	$866

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$553,508	$596,241
Due to related parties	133,852	55,266
Convertible loan payable - related party	980,413	980,413

Total Liabilities	1,667,773	1,631,920

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001
7,612,500 shares issued and outstanding
as at May 31, 2017 and August 31, 2016	7,613	7,613
Additional paid-in-capital	3,552,370	3,552,370
Shares to be issued	506,516	476,191
Deficit	(5,729,840)	(5,667,228)
Total Stockholders’ Deficit	(1,663,341)	(1,631,054)

Total Liabilities and Stockholders’ Deficit	$4,432	$866

The accompanying notes are an integral part of these condensed interim financial statements.

AMERICAN PARAMOUNT GOLD CORP.
INTERIMCONDENSEDSTATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
 (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
	2017	2016	2017	2016
EXPENSES
General and administration	$37,757	$2,049	$99,597	$272,777
Legal and audit	154	6,937	154	28,617
Loss before other items	37,911	8,986	99,751	301,394

OTHER EXPENSES
Gain on extinguishment of debt	-	-	(37,612)	-
Foreign exchange	421	(914)	473	(6,461)
Interest expense	-	24,712	-	73,598

Net and comprehensive loss	$(38,332)	$(32,784)	$(62,612)	$(368,531)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	7,612,500	5,782,830	7,612,500	6,397,290

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
INTERIM CONDENSED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
 (UNAUDITED)

	For the Nine Months
	Ended May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,612)	$(368,531)
Non-cash items:
Gain on extinguishment of accounts payable	(37,612)	-
Interest expense	-	73,598
Shares issued for services	-	267,000
Accrued consulting fees	45,000	-
Accrued management fees	45,000	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,121)	8,085
Due to related party	(11,414)	21,760
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	(26,759)	1,912

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for share subscriptions	30,325	-
NET CASH FLOWS USED IN FINANCING ACTIVITIES	30,325	-

Net change in cash	3,566	1,912
CASH, BEGINNING OF THE PERIOD	866	37

CASH, END OF THE PERIOD	$4,432	$1,949

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MAY 31, 2017
(Stated in U.S. Dollars)
 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

Basis of presentation
The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ended August 31, 2017.  For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2016, included in the Company’s report on Form 10-K.

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

Fair Value Measurements
The book value of cash, accounts payable and accrued liabilities, due to related parties and convertible loan payable approximate their fair values due to the short term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended May 31, 2017.

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

As at May 31, 2017, the Company owed a principal balance of $980,413 (August 31, 2016 - $980,413) under this loan and accrued interest thereon of $532,362.

The loan is in default and due on demand.

4. STOCKHOLDERS’ DEFICIT

Shares to be issued

During the nine months ended May 31, 2017, the company received $30,325 for subscription agreements for 1,561,250 common shares at $0.02 per share, for shares yet to be issued.

5. RELATED PARTY TRANSACTIONS

The Company entered into an agreement with a company owned by the President and director of the Company beginning on September 1, 2016 whereby the Company will pay a monthly management and consulting fee of $5,000. The agreement is for a term of 3 years.

The Company entered into an agreement with the Controller of the Company beginning on September 1, 2016 whereby the Company will pay a monthly consulting fee of $5,000. The agreement is for a term of 3 years.

As at May 31, 2017, the Company owed $45,000 (August 31, 2016 - $Nil) to the President of the Company for services provided to the Company.

As at May 31, 2017, the Company owed $88,852 (August 31, 2016 - $55,266) to the Controller of the Company for services and cash proceeds provided to the Company.

At May 31, 2017, Monaco Capital Inc., a significant shareholder has advanced $980,413 (November 30, 2015 - $980,413) with terms as discussed in Note 3.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $4,432 in cash as of May 31, 2017. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 2017 AND 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended May 31, 2017 and 2016 which are included herein.

Our operating results for the nine months ended May 31, 2017 and 2016 are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2017	2016

General and administrative	$99,597	$272,777
Legal and audit	154	28,617
Foreign exchange	473	(6,641)
Interest expense	-	73,598
Gain on extinguishment of debt	(37,612)	-
Net loss from operations	$(62,612)	$(368,531)

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPENSES

General and administrative expenses decreased by $173,180 during the nine months ended May 31, 2017 as compared to the nine months ended May 31, 2016.

Legal and audit expenses decreased by $28,463 during the nine months ended May 31, 2017 as compared to the nine months ended May 31, 2016.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	May 31,	August 31,
	2017	2016

Current assets	$4,432	$866
Current liabilities	1,667,773	1,631,920
Working capital (deficit)	$(1,663,341)	$(1,631,054)

OPERATING ACTIVITIES

Cash used in operating activities was $26,759 for the nine months ended May 31, 2017.

FINANCING ACTIVITIES

Cash provided by financing activities was $30,325 for the nine months ended May 31, 2017.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at May 31, 2017, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $62,612 for the nine months ended May 31, 2017 and at May 31, 2017 had a deficit accumulated of $5,729,840. Our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of May 31, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $4,432 as of May 31, 2017. At May 31, 2017, we had a working capital deficit of $1,663,341. We incurred a net loss of $62,612 for the nine months ended May 31, 2017. We estimate our average monthly operating expenses to be approximately $12,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop the mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

There are no outstanding stock options or warrants as at May 31, 2017.

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