Form 10-K/A
period 2017-08-31
AMERICAN PARAMOUNT GOLD CORP.
filed 2017-12-15
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

8,337,618 shares of common stock issued & outstanding as of December 11, 2017

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended August 31, 2017, filed with the Securities and Exchange Commission on December 14, 2017 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.2	Consulting Agreement between our company and Wayne Parsons dated April 14, 2011. (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2011).

10.3	Option Cancellation Agreement between our company and Wayne Parsons dated November 18, 2011.

10.4	Convertible Loan Agreement between our company and Monaco Capital Inc. dated December 17, 2010.

(31)	Section 302 Certifications

31.1*	Section 302 Certification – Principal Executive Officer and Principal Financial Officer

(32)	Section 906 Certification

32.1*	Section 906 Certification – Principal Executive Officer and Principal Financial Officer

(101)**	Interactive Data File (Form 10-K for the Year Ended December 31, 2012)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed

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

AMERICAN PARAMOUNT GOLD CORP.
(Registrant)

Dated: December 15, 2017	/s/ Ron Loudoun
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

Dated: December 15, 2017	/s/ Ron Loudoun
Ron Loudoun
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

5