Form 10-Q
period 2017-11-30
AMERICAN PARAMOUNT GOLD CORP.
filed 2018-02-07
CIK 1373690

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55873

AMERICAN PARAMOUNT GOLD CORP
   (Exact name of registrant as specified in its charter)

Nevada	20-5243308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2220 Horizon Drive, West Kelowna, BC	V1Z 3L4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code: (778) 476-8302

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

Number of common shares outstanding at February 6, 2018: 8,837,618

American Paramount Gold Corp.
Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Balance Sheets at November 30, 2017 and August 31, 2017	3

Interim Condensed Statements of Operations for the three months ended November 30, 2017 and 2016	4

Interim Condensed Statements of Cash Flows for the three months ended November 30, 2017 and 2016	5

Interim Statement of Changes in Equity for the period ended November 30, 2017	6

Notes to the Condensed Financial Statements	7

AMERICAN PARAMOUNT GOLD CORP.
INTERIM CONDENSED BALANCE SHEETS
 (EXPRESSED IN US DOLLARS)

	November 30, 2017	August 31, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$1,523	$2,145

Total Assets	$1,523	$2,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$23,422	$18,256
Due to related parties (Note 5)	38,212	159,772
Convertible loan payable - related party (Note 3)	1,635,259	1,610,816

Total Liabilities	1,696,893	1,788,844

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001
7,737,618 and 7,612,618 shares issued and outstanding
as at November 30, 2017 and August 31, 2017 respectively (Note 4)	7,738	7,613
Additional paid-in-capital (Note 4)	4,190,761	3,552,370
Shares to be issued	-	513,116
Deficit	(5,893,869)	(5,859,798)
Total Stockholders’ Deficit	(1,695,370)	(1,786,699)

Total Liabilities and Stockholders’ Deficit	$1,523	$2,145

The accompanying notes are an integral part of these condensed interim financial statements.

AMERICAN PARAMOUNT GOLD CORP.
 INTERIM CONDENSED STATEMENT OF OPERATIONS
 (EXPRESSED IN US DOLLARS)
  (UNAUDITED)

	For the Three Months Ended November 30,
	2017	2016
EXPENSES
Operating expenses
General and administrative expenses	$4,494	$30,415
Legal and audit fees	6,550	-
Loss before other items	11,044	30,415

OTHER EXPENSES
Foreign exchange	(1,416)	165
Interest expense	24,443	-

Net and comprehensive loss	$(34,071)	$(30,580)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	7,707,398	7,612,500

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
 INTERIM CONDENSED STATEMENT OF CASH FLOWS
 (EXPRESSED IN US DOLLARS)
  (UNAUDITED)

	For the Three Months Ended November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,071)	$(30,580)
Non-cash items:
Accrued interest	24,443	-
Accrued consulting fees	-	15,000
Accrued management fees	-	15,000
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	5,166	408
Due to related party	3,840	(7,286)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(622)	(7,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for share subscriptions	-	9,275
NET CASH FLOWS USED IN FINANCING ACTIVITIES	-	9,275

Net change in cash	(622)	1,817
CASH, BEGINNING OF THE PERIOD	2,145	866

CASH, ENDING OF THE PERIOD	$1,523	$2,683

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
INTERIM STATEMENT OF CHANGES IN EQUITY
(EXPRESSED IN US DOLLARS)
 (UNAUDITED)

				Additional
	Share Capital	Common stock		paid in
	Number	subscribed	Capital stock	capital	Deficit	Total

As at August 31, 2016	7,612,618	$476,191	$7,613	$3,552,370	$(5,667,228)	$(1,631,054)

Shares to be issued	-	9,275	-	-	-	9,275
Net loss for the period	-	-	-	-	(30,580)	(30,580)
Balance, November 30, 2016	7,612,618	485,466	7,613	3,552,370	(5,697,808)	(1,652,359)

Shares to be issued	-	27,650	-	-	-	27,650
Net loss for the period	-	-	-	-	(161,990)	(161,990)
As at August 31, 2017	7,612,618	513,116	7,613	3,552,370	(5,859,798)	(1,786,699)

Share issuance (Note 4)	125,000	(476,191)	125	476,066	-	-
Shares issuance forgiven (Note 5)	-	(36,925)	-	36,925	-	-
Debt forgiven (Note 5)	-	-	-	125,400	-	125,400
Net loss for the period	-	-	-	-	(34,071)	(34,071)

Balance, November 30, 2017	7,737,618	$-	$7,738	$4,190,761	$(5,893,869)	$(1,695,370)

The accompanying notes are an integral part of these condensed interim financial statements

AMERICAN PARAMOUNT GOLD CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2017
(Stated in U.S. Dollars)
 (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

American Paramount Gold Corp. (the "Company") was incorporated in the State of Nevada on July 20, 2006 and is listed on the OTCQB under the symbol “APGA”. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

Basis of presentation
The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ended August 31, 2018. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2017, included in the Company’s report on Form 10-K.

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

Fair Value Measurements
The book value of cash, accounts payable, due to related parties and convertible loan approximate their fair values due to the short term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended November 30, 2017 and 2016.

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

As at November 30, 2017, the Company owed a principal balance of $980,413 (August 31, 2017 - $980,413) under this loan and accrued interest thereon of $654,846 (August 31, 2017 - $630,403) as at November 30, 2017. The loan is in default and due on demand.

4. STOCKHOLDERS’ DEFICIT

Share Issuances

On September 25, 2017, the Company issued 125,000 common shares at a price of $ CDN 4.00 per share pursuant to share subscriptions previously received in the amount of $476,191.

Shares to be issued

See Note 5.

5. RELATED PARTY TRANSACTIONS

As at November 30, 2017, the Company owed $38,212 to the Controller of the Company for cash and services provided to the Company.

During the three months ended November 30, 2017, two related parties released the Company from issuing shares in the value of $36,925 from previous subscriptions.

During the three months ended November 30, 2017, two related parties forgave $125,400 of debt owed by the Company.

6. SUBSEQUENT EVENTS

a)	On December 5, 2017, the Company issued 300,000 common shares at a price of $0.10 per share for an aggregate price of $30,000.+

b)	On December 4, 2017, the Company issued 600,000 common shares at a price of $0.05 per share for an aggregate price of $30,000.

c)	On January 2, 2018, the Company issued 200,000 common shares at a price of $0.10 per share for an aggregate price of $20,000.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company's audited financial statements and 10-K for the year ended August 31, 2017 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $5,000,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At November 30, 2017, Monaco Capital Inc. has advanced $980,413. Interest relating to the loan totalling $654,846 as at November 30, 2017 was recorded in accrued liabilities.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $1,523 in cash as of November 30, 2017. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. agreed to loan our company up to $5,000,000. As at November 30, 2017, the Company owed a principal balance of $980,413 under this loan and accrued interest thereon of $654,846 as at November 30, 2017. The loan is in default and due on demand.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER, 2017 AND 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2017 and 2016 which are included herein.

Our operating results for the three months ended November 30, 2017 and 2016 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2017	2016

Consulting and management fees	$-	$30,000
General and administrative	4,494	415
Legal and audit	6,550	-
Foreign exchange	(1,415)	165
Interest expense	24,443	-
Net loss from operations	$(34,072)	$(30,580)

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPENSES

Consulting and management fees were Nil during the three months ended November 30, 2017 and $30,000 during the three months ended November 30, 2016.

General and administrative expenses increased by $4,079 during the three months ended November 30, 2017 as compared to the three months ended November 30, 2016.

Legal and audit expenses increased by $6,550 during the three months ended November 30, 2017 as compared to the three months ended November 30, 2016.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	November 30,	August 31,
	2017	2017

Current assets	$1,523	$2,145
Current liabilities	1,696,893	1,788,844
Working capital (deficit)	$(1,695,370)	$(1,786,699)

OPERATING ACTIVITIES

Cash used in operating activities was $622 for the three months ended November 30, 2017.

FINANCING ACTIVITIES

Cash provided by financing activities was $nil for the three months ended November 30, 2017.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at November 30, 2017, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $34,072 for the three months ended November 30, 2017 and at November 30, 2017 had a deficit accumulated of $5,893,869.  Our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

The ability of our company to continue as a going concern is dependent on additional sources of capital and the success of our company's plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of November 30, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $1,523 as of November 30, 2017. At November 30, 2017, we had a working capital deficit of $1,695,370. We incurred a net loss of $34,072 for the three months ended November 30, 2017. We estimate our average monthly operating expenses to be approximately $12,500, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop the mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority's requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

None during the quarter ended November 30, 2017.

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

AMERICAN PARAMOUNT GOLD CORP.
(Registrant)

Date: February 6, 2018	/s/ Robert D Kay
Robert D Kay
President and Director
(Principal Executive Officer)

Date: February 6, 2018	/s/ Michael Matvieshen
Michael Matviehen
Interim Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)