Form 10-Q
period 2018-02-28
Indigenous Roots Corp.
filed 2018-04-13
CIK 1373690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55873

INDIGENOUS ROOTS CORP.
(formerly American Paramount Gold Corp.) (Exact name of registrant as specified in its charter)

Nevada	20-5243308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2220 Horizon Drive East, Kelowna, BC Canada	V1Z 3L4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (778) 476-8302

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,537,618 shares of common stock issued and outstanding as of April 11, 2018

Indigenous Roots Corp.

(formerly American Paramount Gold Corp.)

Index

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Interim Condensed Balance Sheets at February 28, 2018 and August 31, 2017	3

Interim Condensed Statements of Operations for the six months ended February 28, 2018 and February 28, 2017	4

Interim Condensed Statements of Cash Flows for the six months ended February 28, 2018 and February 28, 2017	5

Interim Statement of Changes in Equity for the six months ended February 28, 2018 and February 28, 2017	6

Notes to the Condensed Financial Statements	7

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

INTERIM CONDENSED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	February 28, 2018	August 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$206	$2,145
Total Assets	$206	$2,145

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$15,232	$18,256
Due to related parties (Note 5)	52,484	159,772
Convertible loan payable - related party (Note 3)	1,659,165	1,610,816
Total Liabilities	1,726,881	1,788,844

STOCKHOLDERS’ DEFICIT
Common stock 200,000,000 authorized shares, par value $0.001 8,237,618 and 7,612,618 shares issued and outstanding as at February 28, 2018 and August 31, 2017 respectively (Note 4)	8,238	7,613
Additional paid-in-capital (Note 4)	4,430,261	3,552,370
Shares to be issued	-	513,116
Deficit	(6,165,174)	(5,859,798)
Total Stockholders’ Deficit	(1,726,675)	(1,786,699)
Total Liabilities and Stockholders’ Deficit	$206	$2,145

The accompanying notes are an integral part of these condensed interim financial statements.

INDIGENOUS ROOTS CORP. (FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2018	2017	2018	2017

EXPENSES
Operating expenses
General and administrative expenses	$28,044	$30,415	$242,338	$61,840
Legal and audit fees	12,740	-	19,290	-
Loss before other items	40,784	30,415	261,628	61,840

Other (income) expenses
Gain on reversal of debt	-	(37,612)	-	(37,612)
Foreign exchange	(3,186)	(113)	(4,601)	52
Interest expense	23,906	-	48,349	-

Net and comprehensive income (loss)	$(61,504)	$7,310	$(305,376)	$(24,280)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$0.00	$0.04	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	8,147,618	7,612,618	7,926,292	7,612,618

The accompanying notes are an integral part of these condensed interim financial statements

INDIGENOUS ROOTS CORP. (FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Six Months
	Ended February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(305,376)	$(24,280)
Non-cash items:
Gain on reversal of debt	-	(37,612)
Interest expense	48,349	-
Shares issued for services	210,000	-
Accrued consulting fees	-	30,000
Accrued management fees	-	30,000
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,024)	(1,339)
Due to related party	18,112	(12,054)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(31,939)	(15,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for share subscriptions	30,000	15,225
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,000	15,225

Net change in Cash	(1,939)	(60)
CASH, BEGINNING OF THE PERIOD	2,145	866
CASH, END OF THE PERIOD	$206	$806

The accompanying notes are an integral part of these condensed interim financial statements

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock		Additional Paid in	Shares to	Accumulated
	Number	Amount	Capital	be Issued	Deficit	Total
Balance, August 31, 2017	7,612,618	$7,613	$3,552,370	$513,116	$(5,859,798)	$(1,786,699)

Shares issued for cash (Note 4)	300,000	300	29,700	-	-	30,000
Shares issued for services (Note 5)	200,000	200	209,800	-	-	210,000
Shares issued for prior period (Note 4)	125,000	125	476,066	(476,191)	-	-
Debt forgiven (Note 5)	-	-	125,400	-	-	125,400
Reversal of shares to be issued	-	-	36,925	(36,925)	-	-
Net loss	-	-	-	-	(305,376)	(305,376)

Balance, February 28, 2018	8,237,618	$8,238	$4,430,261	$-	$(6,165,174)	$(1,726,675)

The accompanying notes are an integral part of these condensed interim financial statements

INDIGENOUS ROOTS CORP. (FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

(Stated in U.S. Dollars)

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Indigenous Roots Corp., a Nevada corporation, (the “Company”) was incorporated in the State of Nevada on July 20, 2006. On January 8, 2018, the Company filed an amendment to change its name from American Paramount Gold Corp. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2018, are not necessarily indicative of the results that may be expected for the year ended August 31, 2018. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2017, included in the Company’s report on Form 10-K.

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

Accounting estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis from making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair Value Measurements

The book value of cash, accounts payable, due to related parties and convertible loan payable approximate their fair values due to the short term maturity of those instruments. . The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended February 28, 2018.

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

As at February 28, 2018, the Company owed $1,659,165 (August 31, 2017 - $1,610,816) under this loan which includes accrued interest as at February 28, 2018 of $678,752 (August 31, 2017 - $630,403).

The loan is in default and due on demand.

4. STOCKHOLDERS’ DEFICIT

During the six months ended February 28, 2018, the Company issued 300,000 common shares for proceeds of $30,000.

During the six months ended February 28, 2018, the Company issued 200,000 common shares with a fair value of $210,000 to an officer and director for services.

During the six months ended February 28, 2018 the Company issued 125,000 common shares for proceeds received by the Company in 2012.

5. RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2018, the Company issued 200,000 common shares to an officer and director for services at a fair value of $210,000.

During the six months ended February 28, 2018 two related parties forgave $125,400 of debt owed by the Company.

As at February 28, 2018, the Company owed $52,484 (2017 - $159,772) to the CEO and Director of the Company for cash proceeds provided to the Company.

6. SUBSEQUENT EVENTS

On November 27, 2017, the Company entered into a non-binding letter of intent with Indigenous Roots Corp., a Company in the cannabis industry, where the Company and its stakeholders agreed to enter into negotiations towards an agreement to acquire 100% of the issued and outstanding shares and interest of Indigenous Roots Corp. On January 8, 2018, in anticipation of the entering into of a definitive agreement and intended change of business, a majority of the stockholders approved a change of name to Indigenous Roots Corp. As at the date of the financial statements, there was no definitive agreement entered into by the two parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company’s audited financial statements and 10-K for the year ended August 31, 2017 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common stock” refer to common shares in the capital of our company and the terms “we”, “us” and “our” mean Indigenous Roots Corp.

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

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 12, 2010 under the stock symbol “APGA”..

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $5,000,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At November 30, 2014, Monaco Capital Inc. has advanced $980,413. Interest relating to the loan totalling $678,752 as at February 28, 2017 was recorded in accrued liabilities.

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

On November 27, 2017, we entered into a non-binding letter of intent with Indigenous Roots, wherein Indigenous Roots and its stakeholders agreed to enter into negotiations towards an agreement with our company to acquire 100% of the issued and outstanding shares and interest of Indigenous Roots, which has now been Incorporated in Alberta Canada with its Sister Company Indigenous Bloom Corp.

The original due diligence period provided for under the letter of intent has been extended in order for our company and Indigenous Roots to complete a definitive agreement.

In anticipation of entering into a definitive agreement, effective January 8, 2018, we changed our name from American Paramount Gold Corp. to Indigenous Roots Corp.

The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 9, 2018 under the stock symbol “IRCC”. Our CUSIP number is 455685107.

OUR CURRENT BUSINESS

We are currently seeking business opportunities in commercial and residential property development and in the medical marijuana industry in Canada.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $206 in cash as of February 28, 2018. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY, 2018 AND 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended February 28, 2018 and February 28, 2017 which are included herein.

Our operating results for the six months ended February 28, 2018 and 2017 are summarized as follows:

	Six Months Ended February 28, 2018	Six Months Ended February 28, 2017
	($)	($)
General and administrative	242,338	61,840
Legal and audit	19,290	-
Foreign exchange	(4,601)	52
Interest expense	48,349	-
Gain on reversal of debt	-	(37,612)
Net loss from operations	(305,376)	(24,280)

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPENSES

General and administrative expenses increased by $180,498 during the six months ended February 28, 2018 as compared to the six months ended February 28, 2017.

Legal and audit expenses increased by $19,290 during the six months ended February 28, 2018 as compared to the six months ended February 28, 2017.

OTHER ITEMS

Not applicable

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	February 28, 2018	August 31, 2017
Current assets	$206	$2,145
Current liabilities	1,726,881	1,788,844

Working capital (deficit)	$(1,726,675)	$(1,786,699)

OPERATING ACTIVITIES

Cash used in operating activities was $31,939 for the six months ended February 28, 2018.

FINANCING ACTIVITIES

Cash provided by financing activities was $30,000 for the six months ended February 28, 2018.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at February 28, 2018, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $305,376 for the six months ended February 28, 2018 and at February 28, 2018 had a deficit accumulated of $6,165,174. Our company has commenced limited operations, raising substantial doubt about our company’s ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

The ability of our company to continue as a going concern is dependent on additional sources of capital and the success of our company’s plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer), to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of February 28, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS RELATED TO OUR COMPANY

THE FACT THAT WE HAVE NOT EARNED ANY OPERATING REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $206 as of February 28, 2018. At February 28, 2018, we had a working capital deficit of $1,726,675. We incurred a net loss of $305,376 for the six months ended February 28, 2018. We estimate our average monthly operating expenses to be approximately $12,500, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On December 21, 2017, Michael Matvieshen was appointed to the Board of Directors.

On December 22, 2017, Robert D Kay was appointed to the Board of Directors.

On January 19, 2018, Isaac Laboucan-Avirom was appointed to the Board of Directors.

On January 30, 2018, Ronald Loudoun resigned as an officer and director of the Company and Robert D. Kay was appointed as President and Michael Matvieshen was appointed as Interim CEO and Director.

On February 6, 2018, Kelly Scherman was appointed to the Board of Directors.

On February 21, 2018, Don Schultz was appointed to the Board of Directors.

On March 31, 2018, Robert D. Kay resigned as President and as a director.

On April 4, 2018, Michael Matvieshen was appointed President and Co-Chairman of the Board of Directors.

On April 4, 2018, Robert Louie, Ronald Cannon, Donald Schultz and Darryl Deadmarsh were appointed to the Board of Directors. Robert Louie was appointed as Chairman of the Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.5	Certificate of Amendment to the Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on February 8, 2018)

(10)	Material Contracts

10.1	Convertible Loan Agreement between our company and Monaco Capital Inc. dated December 17, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on April 14, 2011)

(31)	Rule 13A-14(A)/15D-14(A) Certifications

31.1*	Section 302 Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting under Sarbanes-Oxley Act of 2002

101*	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIGENOUS ROOTS CORP.
(Registrant)

Date: April 13, 2018	/s/ Michael Matvieshen
Michael Matvieshen
President, Interim Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

