Form 10-Q
period 2018-05-31
Indigenous Roots Corp.
filed 2019-08-09
CIK 1373690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55873

INDIGENOUS ROOTS CORP.
(formerly American Paramount Gold Corp.) (Exact name of registrant as specified in its charter)

Nevada	20-5243308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Puget Drive, Steilacoom, WA	98388
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code: (250) 681-1010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Number of common shares outstanding at August 15, 2018: 8,537,618

Indigenous Roots Corp.

Index

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Interim Condensed Balance Sheets at May 31, 2018 and August 31, 2017	3

Interim Condensed Statements of Operations for the nine months ended May 31, 2018 and 2017	4

Interim Condensed Statements of Cash Flows for the nine months ended May 31, 2018 and 2017	5

Interim Statement of Stockholders’ Deficit for the nine months ended May 31, 2018 and May 31, 2017	6

Notes to the Interim Condensed Financial Statements	7

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

INTERIM CONDENSED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2018	August 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$130	$2,145
Total Assets	$130	$2,145

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$15,053	$18,256
Due to related parties	63,867	159,772
Convertible loan payable - related party	1,683,877	1,610,816
Total Liabilities	1,762,797	1,788,844

STOCKHOLDERS’ DEFICIT
Common stock 200,000,000 authorized shares, par value $0.001 8,237,618 and 7,612,618 shares issued and outstanding respectively	8,238	7,613
Additional paid-in-capital	4,430,261	3,552,370
Shares to be issued	-	513,116
Deficit	(6,201,166)	(5,859,798)
Total Stockholders’ Deficit	(1,762,667)	(1,786,699)
Total Liabilities and Stockholders’ Deficit	$130	$2,145

The accompanying notes are an integral part of these condensed interim financial statements.

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

INTERIM CONDENSED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
	2018	2017	2018	2017

EXPENSES
General and administration	$3,131	$37,757	$245,469	$99,597
Legal and audit	9,283	154	28,573	154
Loss before other items	12,414	37,911	274,042	99,751

OTHER (INCOME) EXPENSES
Gain on extinguishment of debt	-	-	-	(37,612)
Foreign exchange	(1,134)	421	(5,735)	473
Interest expense	24,712	-	73,061	-

Net and comprehensive loss	$(35,992)	$(38,332)	$(341,368)	$(62,612)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	8,237,618	7,612,618	8,031,208	7,612,618

The accompanying notes are an integral part of these condensed interim financial statements

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS) (UNAUDITED)

	For the Nine Months
	Ended May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(341,368)	$(62,612)
Non-cash items:
Gain on extinguishment of accounts payable	-	(37,612)
Interest expense	73,061	-
Shares issued for services	210,000	-
Accrued consulting fees	-	45,000
Accrued management fees	-	45,000
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,203)	(5,121)
Due to related parties	29,495	(11,414)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(32,015)	(26,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for share subscriptions	30,000	30,325
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,000	30,325

Net change in cash	(2,015)	3,566
CASH, BEGINNING OF THE PERIOD	2,145	866
CASH, END OF THE PERIOD	$130	$4,432

The accompanying notes are an integral part of these condensed interim financial statements

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock		Additional Paid in	Shares to	Accumulated
	Number	Amount	Capital	be Issued	Deficit	Total
Balance, August 31, 2017	$7,612,618	$7,613	$3,552,370	$513,116	$(5,859,798)	$(1,786,699)

Shares issued for cash (Note 4)	300,000	300	29,700	-	-	30,000
Shares issued for services (Note 5)	200,000	200	209,800	-	-	210,000
Shares issued for prior period (Note 4)	125,000	125	476,066	(476,191)	-	-
Debt forgiven (Note 5)	-	-	125,400	-	-	125,400
Reversal of shares to be issued	-	-	36,925	(36,925)	-	-
Net loss	-	-	-	-	(341,368)	(341,368)

Balance, May 31, 2018	8,237,618	$8,238	$4,430,261	$-	$(6,201,166)	$(1,762,667)

The accompanying notes are an integral part of these condensed interim financial statements

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2018

(Stated in U.S. Dollars)

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Indigenous Roots Corp., a Nevada corporation, (the "Company") was incorporated in the State of Nevada on July 20, 2006. On January 8, 2018, the Company filed an amendment to change its name from American Paramount Gold Corp. . The Company was formed to engage in the acquisition, exploration and development of natural resource properties and recently changed its focus to the cannabis industry.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2018, are not necessarily indicative of the results that may be expected for the year ended August 31, 2018. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2017, included in the Company’s report on Form 10-K.

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

Fair Value Measurements

The book value of cash, accounts payable, due to related parties and convertible loan payable approximate their fair values due to the short term maturity of those instruments. The fair value hierarchy under US GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended May 31, 2018.

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

As at May 31, 2018, the Company owed $1,683,877 (August 31, 2017 - $1,610,816) under this loan which includes accrued interest as at May 31, 2018 of $703,464 (August 31, 2017 - $630,403).

The loan is in default and due on demand.

4. STOCKHOLDERS’ DEFICIT

During the nine months ended May 31, 2018, the Company issued 300,000 common shares for proceeds of $30,000.

During the nine months ended May 31, 2018, the Company issued 200,000 common shares with a fair value of $210,000 to an officer and director for services.

During the nine months ended May 31, 2018 the Company issued 125,000 common shares for proceeds received by the Company in 2012.

5. RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2018, the Company issued 200,000 common shares to an officer and director for services at a fair value of $210,000.

During the nine months ended May 31, 2018 two related parties forgave $125,400 of debt owed by the Company.

As at May 31, 2018, the Company owed $63,867 (2017 - $159,772) to the CEO and Director of the Company for cash proceeds provided to the Company.

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

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Indigenous Roots Corp.

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

Also effective March 17, 2010, we changed our name from Zebra Resources, Inc. to American Paramount Gold Corp.

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 12, 2010 under the stock symbol "APGA"..

On April 22, 2010, we entered into a convertible loan agreement with Monaco Capital Inc., wherein Monaco Capital Inc. has agreed to loan our company up to $5,000,000. The loan (and accrued interest) is convertible in whole or in part into common shares of our company at a conversion price of $1.05 and will bear interest at 10% per annum. The principal amount of the loan and accrued interest is due and payable one year from the advancement date. We may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding for an additional 10% of such amount. At November 30, 2014, Monaco Capital Inc. has advanced $980,413. Interest relating to the loan totalling $678,752 as at May 31, 2017 was recorded in accrued liabilities.

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

Effective January 8, 2018, we changed our name to Indigenous Roots Corp.

The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 9, 2018 under the stock symbol "IRCC". Our CUSIP number is 455685107.

OUR CURRENT BUSINESS

We are currently seeking business opportunities in commercial and residential property development and in the medical marijuana industry in Canada.

CASH REQUIREMENTS

We intend to search for qualifying exploration properties over the next twelve months. We estimate our operating expenses and working capital requirements for the next twelve-month period to be as follows:

ESTIMATED EXPENSES FOR THE NEXT TWELVE-MONTH PERIOD

General, administrative, and corporate expenses	$50,000
Operating expenses	$50,000
Identification of properties of merit	$50,000
TOTAL	$150,000

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $130 in cash as of May 31, 2018. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS – NINE MONTHS ENDED MAY, 2018 AND 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended May 31, 2018 and May 31, 2017 which are included herein.

Our operating results for the nine months ended May 31, 2018 and 2017 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	May 31, 2018	May 31, 2017
	($)	($)
General and administrative	245,469	242,338
Legal and audit	28,573	19,290
Foreign exchange	(5,735)	52
Interest expense	73,061	-
Gain on reversal of debt	-	(37,612)
Net loss from operations	(341,368)	(24,280)

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPENSES

General and administrative expenses increased by $145,872 during the nine months ended May 31, 2018 as compared to the nine months ended May 31, 2017.

Legal and audit expenses increased by $28,419 during the nine months ended May 31, 2018 as compared to the nine months ended May 31, 2017.

OTHER ITEMS

Not applicable

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	May 31,	August 31,
	2018	2017
Current assets	$130	$2,145
Current liabilities	1,762,797	1,788,844
Working capital (deficit)	$(1,762,667)	$(1,786,699)

OPERATING ACTIVITIES

Cash used in operating activities was $2,015 for the nine months ended May 31, 2018.

FINANCING ACTIVITIES

Cash provided by financing activities was $30,000 for the nine months ended May 31, 2018.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at May 31, 2018, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $341,368 for the nine months ended May 31, 2018 and at May 31, 2018 had a deficit accumulated of $6,201,166. Our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of May 31, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $130 as of May 31, 2018. At May 31, 2018, we had a working capital deficit of $1,762,667. We incurred a net loss of $341,368 for the nine months ended May 31, 2018. We estimate our average monthly operating expenses to be approximately $12,500, including management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months.

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

On February 6, 2018, Kelly Scherman was appointed to the Board of Directors.

On February 21, 2018, Don Schultz was appointed to the Board of Directors.

On March 31, 2018, Robert D. Kay resigned as President and as a director.

On April 4, 2018, Michael Matvieshen was appointed President and Co-Chairman of the Board of Directors.

On April 4, 2018, Robert Louie, Ronald Cannan, Donald Schultz and Darryl Deadmarsh were appointed to the Board of Directors. Robert Louie was appointed as Chairman of the Board of Directors.

On July 23, 2018, Robert Louie, Ronald Cannan, Donald Schultz, Darryl Deadmarsh, Kelly Scherman and Isaac Laboucan-Avirom resigned from the Board of Directors.

On September 27, 2018, Michael Matvieshen resigned as President and as a director.

On September 27, 2018, Lawrence Faulk was appointed President, CEO, Secretary, Treasurer and as a Director.

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

INDIGENOUS ROOTS CORP.
(Registrant)

Date: August 8, 2019	/s/ Lawrence Faulk
Lawrence Faulk
President, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

