Form 10-K
period 2018-08-31
Indigenous Roots Corp.
filed 2019-10-24
CIK 1373690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-138148

INDIGENOUS ROOTS CORP.

(formerly American Paramount Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5243308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Puget Drive, Steilacoom
Washington	98388
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (250) 681-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days." Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2018 was $156,630 based on a $0.07 closing price for the Common Stock on August 31, 2018. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

8,237,618 shares of common stock issued & outstanding as of August 31, 2018

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

As used in this annual report, the terms “we”, “us”, “our”, “our company” and “Indigenous Roots” refer to Indigenous Roots Corp., unless otherwise indicated.

PART I

Item 1. Business

Corporate Overview

Our principal executive offices are located at 41 Puget Drive, Steilacoom, WA. Our telephone number is (250) 681-1010.

Our common stock is quoted on the OTC Pinknder the symbol “IRCC.

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

The reverse split became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 26, 2012 under the new symbol APGA. The CUSIP number was changed to 02882T 204.

Effective January 8, 2018, we changed our name to Indigenous Roots Corp.

The name change became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 9, 2018 under the stock symbol "IRCC". Our CUSIP number is 455685107.

Our Current Business

We are currently seeking acquisitions of projects in the Renewable Energy sector.

Subsidiaries

We do not have any subsidiaries.

Research and Development Expenditures

We have incurred $nil in research and development expenditures over the last two fiscal years.

Employees

Currently we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next twelve-month period. We do and will continue to outsource contract employment as needed.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a commercially viable business. We had cash of $nil as of August 31, 2018 ($2,145-August 31, 2017) and a working capital deficiency of $1,846,686. We have a cumulative net loss of $6,285,185 from our inception on July 20, 2006 through August 31, 2018. We estimate that our average annual operating expenses will be approximately $50,000 including management services and administrative costs. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so.

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

Item 2. Properties

Executive Offices

Our executive, administrative, and operating offices are located at 41 Puget Drive, Steilacoom, WA 98388.

Item 3. Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol “IRCC” The following quotations, obtained from Marketwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
August 31, 2018	$0.00	$0.00
May 31, 2018	$0.00	$0.00
February 28, 2018	$0.00	$0.00
November 30, 2017	$0.66	$0.42

________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark- down or commission, and may not represent actual transactions.

(2)	No trades occurred during this period.

(3)	The first trade in our stock did not occur until March 4, 2010.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and agent for our common and preferred shares.

On August 31, 2018, the shareholders’ list showed 40 registered shareholders, 8,237,618 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2018.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the 2010 Stock Option Plan described below.

2010 Stock Option Plan

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. There are no outstanding options as at August 31, 2018.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended August 31, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended August 31, 2018 and August 31, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $50,000 that we require for the next 12 months, we have $nil in cash as of August 31, 2018 and a working capital deficiency of $1,788,481. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of our company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our company is in the exploration stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, our company has incurred a net loss of $6,285,185 for the period from inception (July 20, 2006) to August 31, 2018 and has a working capital deficiency of $1,846,686 as at August 31, 2018. These conditions raise substantial doubt about our company’s ability to continue as a going concern.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mining activities.

Off-Balance Sheet Arrangements or capital resources that is material to stockholders.

There were none during the years ended August 31, 2018 or 2017.

Results of Operations for the Years Ended August 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2018 and 2017.

Our operating results for the years ended August 31, 2018 and 2017 are summarized as follows:

	Year Ended
	August 31,
	2018	2017
Operating expenses	$(328,677)	$(131,279)
Other expenses	$(96,710)	$(98,903)
Gain on reversal of debt	-	37,612
Net income (loss) for the year	$(425,387)	$(192,570)

Expenses

Our operating expenses for the years ended August 31, 2018 and 2017 are outlined in the table below:

	Year Ended
	August 31,
	2018	2017
General and administrative expense	$246,075	$130,834
Legal and audit fees	82,602	445

Equity Compensation

We currently do not have any equity compensation plans or arrangements. On July 31, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 6,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Liquidity and Financial Condition

Working Capital

	At August 31,
	2018	2017
Current Assets	$-	$2,145
Current Liabilities	$1,846,686	$1,788,844
Working Capital Deficit	$(1,846,686)	$(1,786,699)

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

	Carrying value	Quoted	Significant
	August 31, 2018	Prices in (Level 1)	Other (Level 2)	Significant Unobservable
Financial liabilities

Accounts payable and accrued expenses	$62,712	$62,172	$-	$-
Due to related parties	$75,283	$75,283	$-	$-
Convertible notes – related parties	$1,708,588	$-	$1,708,588	$-

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

Item 8. Financial Statements and Supplementary Data

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

FINANCIAL STATEMENTS

AUGUST 31, 2018 AND 2017

(EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Director of Indigenous Roots Corp. (formerly American Paramount Gold Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Indigenous Roots Corp. (formerly American Paramount Gold Corp.) (the "Company") as of August 31, 2018 and 2017, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2012

Vancouver, Canada

October 21, 2019

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	August 31, 2018	August 31, 2017

ASSETS
Current Assets
Cash	$-	$2,145
Total Assets	$-	$2,145

LIABILIITES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$103	$-
Accounts payable	62,712	18,256
Due to related parties (note 6)	75,283	159,772
Convertible loan payable (note 3)	1,708,588	1,610,816
Total Liabilities	1,846,686	1,788,844

STOCKHOLDERS’ DEFICIT
Common stock 200,000,000 authorized shares, par value $0.001 8,237,618 and 7,612,618 shares issued and outstandingas at August 31, 2018 and 2017 respectively (note 4)	8,238	7,613
Additional paid-in-capital	4,430,261	3,552,370
Shares to be issued (note 4 and 6)	-	513,116
Deficit	(6,285,185)	(5,859,798)
Total Stockholders’ Deficit	(1,846,686)	(1,786,699)
Total Liabilities and Stockholders’ Deficit	$-	$2,145

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these financial statements.

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Years Ended August 31,
	2018	2017

EXPENSES
Operating expenses
General and administrative expenses	$246,075	$130,834
Legal and audit fees	82,602	445
Loss before other items	(328,677)	(131,279)

Other income (expenses)
Foreign exchange	1,063	(862)
Interest expense	(97,773)	(98,041)
Gain on reversal of debt (note 7)	-	37,612

Net loss	$(425,387)	$(192,570)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	8,085,700	7,612,500

The accompanying notes are an integral part of these financial statements.

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock		Additional Paid in	Shares to be	Accumulated
	Number	Amount	Capital	Issued	Deficit	Total

Balance, August 31, 2016	7,612,618	$7,613	$3,552,370	$476,191	$(5,667,228)	$(1,631,054)
Shares to be issued (Note 4)	-	-	-	36,925	-	36,925
Net loss	-	-	-	-	(192,570)	(192,570)
Balance, August 31, 2017	7,612,618	7,613	3,552,370	513,116	(5,859,798)	(1,786,699)
Shares issued for cash (Note 4)	300,000	300	29,700	-	-	30,000
Shares issued for services (Note 6)	200,000	200	209,800	-	-	210,000
Shares issued for prior period (Note 4)	125,000	125	476,066	(476,191)	-	-
Debt forgiven (Note 6)	-	-	125,400	-	-	125,400
Reversal of shares to be issued (Note 4 and 6)	-	-	36,925	(36,925)	-	-
Net loss	-	-	-	-	(425,387)	(425,387)
Balance, August 31, 2018	8,237,618	$8,238	$4,430,261	$-	$(6,285,185)	$(1,846,686)

The accompanying notes are an integral part of these financial statements.

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended, August 31
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(425,387)	$(192,570)
Non-cash items:
Gain on reversal of debt	-	(37,612)
Accrued interest	97,773	98,041
Shares issued for services	210,000	-
Change in operating assets and liabilities:
Increase in due to related parties	40,910	104,506
Increase (Decrease) in accounts payable	44,456	(8,011)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(32,248)	(35,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued	30,000	36,925
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES	30,000	36,925

NET CHANGE IN CASH	(2,248)	1,279
CASH, BEGINNING	2,145	866
CASH, ENDING	$(103)	$2,145

The accompanying notes are an integral part of these financial statements.

INDIGENOUS ROOTS CORP.

(FORMERLY AMERICAN PARAMOUNT GOLD CORP.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2018 AND 2017

(EXPRESSED IN US DOLLARS)

1. ORGANIZATION AND NATURE OF BUSINESS

Indigenous Roots Corp. (formerly American Paramount Gold Corp.) (the "Company") was incorporated in the State of Nevada on July 20, 2006 and is listed on the OTC Pink Sheets under the symbol “IRCC”. The Company is currently seeking acquisitions in the renewable energy field.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At August 31, 2018 the Company had an accumulated deficit of $6,285,185 and a working capital deficiency of $1,846,686. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

Fair Value Measurements

The book value of cash, accounts payable and convertible loan approximate their fair values due to the short-term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1- quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 -observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 -assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s convertible loan is based on Level 2 inputs in the ASC 820 fair value hierarchy.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended August 31, 2018 and 2017.

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

3. CONVERTIBLE LOAN

On April 22, 2010, and as amended December 17, 2010, the Company entered into an agreement with Monaco Capital Inc. (“the Lender”), a majority shareholder at the time, for a principal amount of up to $5,000,000. The loan is unsecured and bears interest at the rate of 10% per annum calculated on the principal balance. The Company may at any time during the term of the loan prepay any sum up to the full amount of the loan and accrued interest then outstanding at any time for the sum plus an additional 10% of such amount. The loan (including accrued interest) is convertible into securities of the Company at a conversion price calculated as the mean volume weighted average price for the Company’s common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. At any time after the advancement date, if the Company has not paid the loan and accrued interest in full, the Lender may, by providing written notice to the Company, exercise its rights of conversion in respect of either a portion of the total outstanding amount of the loan as of that date into shares of the Company. The amounts advanced plus accrued interest are due one year following the date advanced.

As at August 31, 2018, the Company owed $1,708,588 (2017 - $1,610,816) under this loan, including accrued interest as at August 31, 2018 of $728,176 (2017 - $630,403).

The loan is in default and due on demand. The obligation to repay the debt will reach the Statute of Limitations in February, 2019.

4. STOCKHOLDERS’ DEFICIT

Shares Issuances

During the year ended August 31, 2018, the Company issued 125,000 common shares at a price of CDN $4 per share pursuant to share subscriptions previously received in 2012 for the amount of $476,191.

During the year ended August 31, 2018, the Company issued 300,000 common shares at a price of $0.10 per share, for cash proceeds of $30,000

During the year ended August 31, 2018, the Company issued 200,000 common shares with a fair value of $210,000 to a company owned by a former officer and director for services.

During the year ended August 31, 2017, the Company received $36,925 for subscriptions of 1,829,750 common shares from a related party in exchange for debt owed by the Company. During the year ended August 31, 2018, the related party forgave the Company from the obligation to issue shares owed for proceeds of $36,925, received in prior year. The related party made advances to and on behalf of the Company and entered into an agreement to accept shares of the Company in exchange for the debt. Subsequently, the related party canceled the share exchange agreement and waived his right to shares and released the Company from any and all obligation to repay the debt.

5. INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	August 31, 2018	August 31, 2017
Net loss	$(425,387)	$(192,570)
	21.0%	35.0%
Expected income tax recovery	(89,331)	(67,000)
Adjustment to prior year provision versus statutory tax return	-	(46,000)
Effect of change in tax rates	318,163	-
Change in valuation allowance	(228,832)	113,000
Income tax recovery	$-	$-

The Company’s tax-effected future tax assets and liabilities are estimated as follows:

	August 31, 2018	August 31, 2017
Deferred tax assets
Net operating loss carry forwards	$567,168	$796,000
Less: Valuation allowance	(567,168)	(796,000)
Net deferred income tax assets	$-	$-

At August 31, 2018, the Company has a deferred tax asset. A full valuation allowance has been established as management believes it is more likely that not that the deferred tax asset will not be realized.

As at August 31, 2018, the Company has non-capital losses of approximately $2,700,000 that may be carried forward and applied against federal and state taxable income of future years. The non-capital losses may be carried forward and expire between 2027 and 2038.

Tax attributes are subject to review, and potential adjustment by tax authorities.

6. RELATED PARTIES TRANSACTIONS

During the year ended August 31, 2018, the Company issued 200,000 common shares to a company owned by a former officer and director for management services at a fair value of $210,000.

During the year ended August 31, 2018, two related parties forgave $125,400 of debt owed by the Company for accrued management and consulting fees. The gain for the Company was recorded as additional paid in capital.

During the year ended August 31, 2018, a related party forgave the Company from the obligation to issue shares owed for proceeds of $36,925, received in prior year. The related party made advances to and on behalf of the Company and entered into an agreement to accept shares of the Company in exchange for the debt. Subsequently, the related party canceled the share exchange agreement and waived his right to shares and released the Company from any and all obligation to repay the debt.

As at August 31, 2018, the Company owed $53,960 (2017 - $60,000) to a former President of the Company for cash advances made to the Company.

As at August 31, 2018, the Company owed $21,323 (2017 - $99,772) to the Controller of the Company for services provided to the Company.

7. REVERSAL OF DEBT

During the year ended August 31, 2017, certain payables became no longer enforceable as the Statute of Limitation period has expired. The Company reversed the payables of $37,612 which has been recognized in income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (who are acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of August 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2016, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Material Weaknesses Identified

In connection with the preparation of the financial statements for the year ended August 31, 2018, management identified the following material weakness in internal control:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended August 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On September 27, 2018, Lawrence Faulk was appointed President, CEO, Secretary, Treasurer and as a Director.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

None

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

Option Exercises

During our fiscal year ended August 31, 2018, there were no options exercised by our named officers.

Compensation of Directors

There are no agreements for compensation with Mr. Larry Faulk for his services as Director.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Mike Matvieshen, Kelowna, BC	Common	3,000,000	39.4%
Q4 Financial Group Inc., Vancouver, BC	Common	3,000,000	39.4%
Directors and Officers as a group	Common	Nil	0%

________

(1)

Based on 8,237,500 shares of common stock issued and outstanding as of August 31, 2018. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2018 and for fiscal year ended August 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2018 $	August 31, 2017 $
Audit Fees	8,250	10,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	8,250	10,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or noted thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.5	Certificate of Change filed with the Nevada Secretary of State on November 28, 2010 (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2012).

3.6	Certificate of Correction filed with the Nevada Secretary of State on November 29, 2012 (incorporated by reference from our Current Report on Form 8-K filed on January 24, 2012).

Exhibit Number	Exhibit Description

(4)	Instruments defining the rights of security holders, including indentures

4.1*	Code of Ethics

(10)	Material Contracts

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

___________

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

INDIGENOUS ROOTS CORP.
(Registrant)

Dated: October 24, 2019	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 24, 2019	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

