Form 10-Q
period 2018-11-30
Indigenous Roots Corp.
filed 2019-11-19
CIK 1373690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55873

INDIGENOUS ROOTS CORP.
(formerly American Paramount Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5243308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Puget Drive, Steilacoom, Washington	98388
(Address of principal executive offices)	(Zip Code)

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

Number of common shares outstanding at November 30, 2018: 8,237,618

INDIGENOUS ROOTS CORP.

(formerly American Paramount Gold Corp.

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Balance Sheets at November 30, 2018 and August 31, 2018	3

Interim Condensed Statements of Operations for the three months ended November 30, 2018 and 2017	4

Interim Condensed Statements of Cash Flows for the three months ended November 30, 2018 and 2017	5

Interim Statement of Changes in Equity for the period ended November 30, 2018	6

Notes to the Condensed Financial Statements	7

INDIGENOUS ROOTS CORP.

INTERIM CONDENSED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	November 30, 2018	August 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$82	$-
Total Assets	$82	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$-	$103
Accounts payable and accrued liabilities	62,712	62,712
Due to related parties (Note 5)	76,783	75,283
Convertible loan payable - related party (Note 3)	1,733,031	1,708,588

Total Liabilities	1,872,526	1,846,686

STOCKHOLDERS’ DEFICIT
Common stock 200,000,000 authorized shares, par value $0.001 8,237,618 and 8,237,618 shares issued and outstanding as at November 30, 2018 and August 31, 2018 respectively (Note 4)	8,238	8,238
Additional paid-in-capital (Note 4)	4,430,261	4,430,261
Deficit	(6,310,943)	(6,285,185)
Total Stockholders’ Deficit	(1,872,444)	(1,846,686)
Total Liabilities and Stockholders’ Deficit	$82	$-

The accompanying notes are an integral part of these condensed interim financial statements.

INDIGENOUS ROOTS CORP.

INTERIM CONDENSED STATEMENT OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended November 30,
	2018	2017
EXPENSES
Operating expenses
General and administrative expenses	$1,316	$4,494
Legal and audit fees	-	6,550
Loss before other items	1,316	11,044

OTHER EXPENSES
Foreign exchange	(1)	(1,416)
Interest expense	24,443	24,443

Net and comprehensive loss	$(25,758)	$(34,071)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	8,237,618	7,707,398

The accompanying notes are an integral part of these condensed interim financial statements

INDIGENOUS ROOTS CORP.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,758)	$(34,071)
Non-cash items:
Accrued interest	24,443	24,443
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	-	5,166
Due to related party	1,500	3,840
NET CASH FLOWS USED IN OPERATING ACTIVITIES	185	(622)

Net change in cash	185	(622)
CASH, (BANK OVERDRAFT), BEGINNING OF THE PERIOD	(103)	2,145

CASH, ENDING OF THE PERIOD	$82	$1,523

The accompanying notes are an integral part of these condensed interim financial statements

INDIGENOUS ROOTS CORP.

INTERIM STATEMENT OF CHANGES IN EQUITY

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Share Capital		Shares to be	Additional paid in
	Number	Amount	Issued	capital	Deficit	Total

As at August 31, 2016	7,612,618	$7,613	$476,191	$3,552,370	$(5,667,228)	$(1,631,054)
Shares to be issued	-	-	36,925	-	-	36,925
Net loss	-	-	-	-	(192,570)	(192,570)
As at August 31, 2017	7,612,618	7,613	513,116	3,552,370	(5,859,798)	(1,786,699)

Share issued for cash	300,000	300	-	29,700	-	30,000
Shares issued for services	200,000	200	-	209,800	-	210,000
Shares issued for prior period	125,000	125	(476,191)	476,066	-	-
Debt forgiven	-	-	-	125,400	-	125,400
Reversal of shares to be issued	-	125	(36,925)	36,925	-	-
Net loss	-	-	-	-	(425,387)	(425,387)

As at August 31, 2018	8,237,618	8,238	-	4,430,261	(6,285,185)	(1,846,686)

Net loss	-	-	-	-	(25,758)	(25,758)
As at November 30, 2018	8,237,618	$8,238	$-	$4,430,261	$(6,310,943)	$(1,872,444)

The accompanying notes are an integral part of these condensed interim financial statements

INDIGENOUS ROOTS CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Stated in U.S. Dollars)

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Indigenous Roots Corp. (the "Company") was incorporated in the State of Nevada on July 20, 2006 and is listed on the OTCQB under the symbol “IRCC”. The Company is currently seeking acquisitions in the renewable energy field

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2018. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ended August 31, 2019. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2018, included in the Company’s report on Form 10-K.

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

Fair Value Measurements

The carrying value of cash, accounts payable, due to related parties and convertible loan approximate their fair values due to the short term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended November 30, 2018 and 2017.

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

As at November 30, 2018, the Company owed $1,733,031 (August 31, 2018 - $1,708,583) under this loan, including accrued interest as at November 30, 2018 of $752,619 (August 31, 2018 - $728,176).

The loan is in default and due on demand. The obligation to repay the debt will reach the Statute of Limitations in February, 2019.

4. STOCKHOLDERS’ DEFICIT

Share Issuances

There were no share issuances during the quarterly period ended November 30, 2018.

5. RELATED PARTY TRANSACTIONS

As at November 30, 2018, the Company owed $53,960 (August 31, 2018 - $53,960) to a former President of the Company for cash advances made to the Company.

As at November 30, 2018, the Company owed $22,823 (August 31, 2018 - $21,323) to the Controller of the Company for cash and services provided to the Company.

During the three month period ended November 30, 2018, the Company paid $1,500 in accounting fees to the Controller of the Company.

6. SUBSEQUENT EVENTS

None.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company's audited financial statements and 10-K for the year ended August 31, 2018 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Indigenous Roots Corp.

GENERAL OVERVIEW

Corporate Overview

Our principal executive offices are located at 41 Puget Drive, Steilacoom, WA. Our telephone number is (250) 681-1010.

Our common stock is quoted on the OTC Pink under the symbol “IRCC.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $82 in cash as of November 30, 2018. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER, 2018 AND 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2018 and 2017 which are included herein.

Our operating results for the three months ended November 30, 2018 and 2017 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2018	2017

Consulting and management fees	$-	$-
General and administrative	1,316	4,494
Legal and audit	-	6,550
Foreign exchange	(1)	(1,415)
Interest expense	24,443	24,443
Net loss from operations	$(25,758)	$(34,072)

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPENSES

Consulting and management fees were Nil during the three months ended November 30, 2018 and $Nil during the three months ended November 30, 2017.

General and administrative expenses decreased by $3,178 during the three months ended November 30, 2018 as compared to the three months ended November 30, 2017.

Legal and audit expenses decreased by $6,550 during the three months ended November 30, 2018 as compared to the three months ended November 30, 2017.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	November 30,	August 31,
	2018	2018

Current assets	$82	$1,523
Current liabilities	1,872,526	1,696,893
Working capital (deficit)	$(1,872,444)	$(1,695,370)

OPERATING ACTIVITIES

Cash provided in operating activities was $185 for the three months ended November 30, 2018.

FINANCING ACTIVITIES

Cash provided by financing activities was $nil for the three months ended November 30, 2018.

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

GOING CONCERN

Our company has incurred a net loss $25,758 for the three months ended November 30, 2018 and at November 30, 2018 had a deficit accumulated of $6,310,943. Our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $82 as of November 30, 2018. At November 30, 2018, we had a working capital deficit of $1,872,444. We incurred a net loss of $25,758 for the three months ended November 30, 2018. We estimate our average monthly operating expenses to be approximately $12,500. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Our common stock is quoted on the OTC Pink Sheet service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Pink Sheet is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

None during the quarter ended November 30, 2018.

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

INDIGENOUS ROOTS CORP.
(Registrant)

Date: November 18, 2019	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

