Form 10-Q
period 2019-02-28
Indigenous Roots Corp.
filed 2020-02-10
CIK 1373690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

Number of common shares outstanding at February 28, 2019: 8,237,618

INDIGENOUS ROOTS CORP.

(formerly American Paramount Gold Corp.

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Balance Sheets at February 28, 2019 and August 31, 2018	3

Interim Condensed Statements of Operations for the six months ended February 28, 2019 and 2018	4

Interim Condensed Statements of Cash Flows for the six months ended February 28, 2019 and 2018	5

Interim Statement of Changes in Equity for the period ended February 28, 2019	6

Notes to the Condensed Financial Statements	7-8

INDIGENOUS ROOTS CORP.

INTERIM CONDENSED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	February 28, 2019	August 31, 2018
	(unaudited)
ASSETS

Current Assets
Cash	$64	$-

Total Assets	$64	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$103
Accounts payable and accrued liabilities	62,712	62,712
Due to related parties (Note 5)	78,283	75,283
Convertible loan payable (Note 3)	-	1,708,588

Total Liabilities	140,995	1,846,686

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001 8,237,618 and 8,237,618 shares issued and outstanding as at February 28, 2019 and August 31, 2018 respectively (Note 4)	8,238	8,238
Additional paid-in-capital (Note 4)	4,430,261	4,430,261
Deficit	(4,579,430)	(6,285,185)
Total Stockholders’ Deficit	(140,931)	(1,846,686)

Total Liabilities and Stockholders’ Deficit	$64	$-

Subsequent event (Note 6)

The accompanying notes are an integral part of these interim condensed financial statements.

INDIGENOUS ROOTS CORP.

INTERIM CONDENSED STATEMENT OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Forthe Three Months		For the Six Months
	Ended February 28,		Ended February 28,
	2019	2018	2019	2018

EXPENSES
Operating expenses
General and administrative expenses	$1,518	$28,044	$2,834	$242,338
Legal and audit fees	-	12,740	-	19,290
Loss before other items	1,518	40,784	2,834	261,628

Other (income) expenses
Gain on reversal of debt (Note 3)	(1,756,938)	-	(1,756,938)	-
Foreign exchange	-	(3,186)	(1)	(4,601)
Interest expense	23,907	23,906	48,350	48,349

Net and comprehensive income (loss)	$1,731,513	$(61,504)	$1,705,755	$(305,376)

BASIC AND DILUTED GAIN (LOSS) PER COMMON SHARE	$0.21	$(0.01)	$0.21	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	8,237,618	8,147,618	8,237,618	7,926,292

The accompanying notes are an integral part of these interim condensed financial statements.

INDIGENOUS ROOTS CORP.

INTERIM CONDENSED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Six Months Ended February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,705,755	$(305,376)
Non-cash items:
Accrued interest	48,350	48,349
Gain on reversal of debt	(1,756,938)	-
Shares issued for services	-	210,000
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	-	(3,024)
Due to related party	3,000	18,112
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	167	(31,939)

Net change in cash	167	(1,939)
CASH, (BANK OVERDRAFT), BEGINNING OF THE PERIOD	(103)	2,145

CASH, ENDING OF THE PERIOD	$64	$206

The accompanying notes are an integral part of these interim condensed financial statements

INDIGENOUS ROOTS CORP.

INTERIM STATEMENT OF CHANGES IN EQUITY

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Share Capital		Shares to be	Additional paid in
	Number	Amount	Issued	capital	Deficit	Total

As at August 31, 2016	7,612,618	$7,613	$476,191	$3,552,370	$(5,667,228)	$(1,631,054)
Shares to be issued	-	-	36,925	-	-	36,925
Net loss	-	-	-	-	(192,570)	(192,570)
As at August 31, 2017	7,612,618	7,613	513,116	3,552,370	(5,859,798)	(1,786,699)

Share issued for cash	300,000	300	-	29,700	-	30,000
Shares issued for services	200,000	200	-	209,800	-	210,000
Shares issued for prior period	125,000	125	(476,191)	476,066	-	-
Debt forgiven	-	-	-	125,400	-	125,400
Reversal of shares to be issued	-	125	(36,925)	36,925	-	-
Net loss	-	-	-	-	(425,387)	(425,387)

As at August 31, 2018	8,237,618	8,238	-	4,430,261	(6,285,185)	(1,846,686)

Net gain	-	-	-	-	1,705,755	1,705,755
As at February 28, 2019	8,237,618	$8,238	$-	$4,430,261	$(4,579,430)	$(140,931)

The accompanying notes are an integral part of these interim condensed financial statements

INDIGENOUS ROOTS CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(Stated in U.S. Dollars)

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Indigenous Roots Corp. (the "Company") was incorporated in the State of Nevada on July 20, 2006 and is listed on the OTCQB under the symbol “IRCC”. The Company is currently seeking acquisitions in the renewable energy field.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2018. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ended August 31, 2019. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2018, included in the Company’s report on Form 10-K.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended February 28, 2019 and 2018.

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

On February 28, 2019, the obligation to repay the debt reached the Statute of Limitations, the Company reversed the debt and the corresponding accrued interest of $1,756,938.

4. STOCKHOLDERS’ DEFICIT

Share Issuances

There were no share issuances during the six-month period ended February 28, 2019.

5. RELATED PARTY TRANSACTIONS

As at February 28, 2019, the Company owed $53,960 (August 31, 2018 - $53,960) to a former President of the Company for cash advances made to the Company.

As at February 28, 2019, the Company owed $24,323 (August 31, 2018 - $21,323) to the Controller of the Company for cash and services provided to the Company.

During the six-month period ended February 28, 2019, the Company paid $3,000 (August 31, 2018 - $Nil) in accounting fees to the Controller of the Company.

6. SUBSEQUENT EVENT

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power Company (‘Edison Power”), a Nevada corporation, in exchange for 6,849,239 common shares of the Company. 6,739,739 common shares were issued on April 1, 2019 and the remaining 109,500 common shares were issued on July 3, 2019. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation that owns and operates a 140 kW/h solar power generating facility in Georgetown, Delaware. The facility was completed in March, 2019 and began generating power in April, 2019.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $82 in cash as of February 28, 2019. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS - SIX MONTHS ENDED NOVEMBER, 2018 AND 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended February 28, 2019 and 2018 which are included herein.

Our operating results for the six months ended February 28, 2019 and 2018 are summarized as follows:

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2019	2018

Consulting and management fees	$-	$-
General and administrative	2,834	242,338
Legal and audit	-	19,290
Foreign exchange	(1)	(4,601)
Interest expense	48,349	48,349
Net loss from operations	$(51,182)	$(305,376)

REVENUES

We have not generated revenues since inception and we do not anticipate earning revenues in the near future.

EXPENSES

Consulting and management fees were Nil during the six months ended February 28, 2019 and $Nil during the six months ended February 28, 2018.

General and administrative expenses decreased by $239,504 during the six months ended February 28, 2019 as compared to the six months ended February 28, 2018.

Legal and audit expenses decreased by $19,290 during the six months ended February 28, 2019 as compared to the six months ended February 28, 2018.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	February 28,	August 31,
	2018	2018

Current assets	$64	$-
Current liabilities	140,995	1,846,686
Working capital (deficit)	$(140,931)	$(1,846,686)

OPERATING ACTIVITIES

Cash provided in operating activities was $64 for the six months ended February 28, 2019.

FINANCING ACTIVITIES

Cash provided by financing activities was $nil for the six months ended February 28, 2019.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at November 30, 2018, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss $25,758 for the six months ended February 28, 2019 and at February 28, 2019 had a deficit accumulated of $6,310,943. Our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of November 30, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $82 as of February 28, 2019. At February 28, 2019, we had a working capital deficit of $1,872,444. We incurred a net loss of $25,758 for the six months ended February 28, 2019. We estimate our average monthly operating expenses to be approximately $12,500. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

None during the quarter ended February 28, 2019.

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

INDIGENOUS ROOTS CORP.
(Registrant)

Date: February 10, 2020	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

