Form 10-Q
period 2019-05-31
Indigenous Roots Corp.
filed 2020-04-24
CIK 1373690

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding at May 31, 2019: 14,977,618

INDIGENOUS ROOTS CORP.

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Consolidated Condensed Balance Sheets at May 31, 2019 and August 31, 2018	3

Interim Consolidated Condensed Statements of Operations for the nine months ended May 31, 2019 and 2018	4

Interim Consolidated Condensed Statements of Cash Flows for the nine months ended May 31, 2019 and 2018	5

Interim Consolidated Statement of Changes in Equity for the period ended May 31, 2019	6

Notes to the Consolidated Condensed Financial Statements	7-11

INDIGENOUS ROOTS CORP.

INTERIM CONSOLIDATED CONDENSED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2019	August 31, 2018
	(unaudited)
ASSETS

Current Assets
Cash	$46	$-
Accounts receivable	64,414	-
	64,460

Fixed Asset (Note 4)	805,304	-

Total Assets	$869,764	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$103
Accounts payable and accrued liabilities	48,994	62,712
Due to related parties (Note 5)	84,737	75,283
Current portion of loan payable (Note 6)	20,808	-
Convertible loan payable (Note 7)	-	1,708,588
	154,539	1,846,686
Long Term Liabilities
Loan payable (Note 6)	791,170	-

Total Liabilities	945,709	1,846,686

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001
14,977,618 and 8,237,618 shares issued and outstanding
as at May 31, 2019 and August 31, 2018 respectively (Note 8)	14,978	8,238
Shares to be issued (Note 8)	1,014	-
Additional paid-in-capital (Note 8)	4,485,957	4,430,261
Deficit	(4,577,894)	(6,285,185)
Total Stockholders’ Deficit	(75,945)	(1,846,686)

Total Liabilities and Stockholders’ Deficit	$869,764	$-

Subsequent event (Note 9)

The accompanying notes are an integral part of these interim consolidated condensed financial statements.

Table of Content

INDIGENOUS ROOTS CORP.
INTERIM CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
	2019	2018	2019	2018

REVENUE	$964	$-	$964	$-

EXPENSES
Operating expenses
General and administrative expenses	$6,528	$3,131	$9,362	$245,469
Legal and audit fees	-	9,283	-	28,573
Total operating expenses	6,528	12,414	9,362	274,042

Other (income) expenses
Gain on reversal of debt	-	-	(1,756,938)	-
Foreign exchange	(13,774)	(1,134)	(13,775)	(5,735)
Interest expense	-	24,712	48,350	73,061
Depreciation	6,674	-	6,674	-
Total other (income) expenses	(7,100)	23,578	(1,715,689)	67,326

Net and comprehensive income (loss)	$1,536	$(35,992)	$1,707,291	$(341,368)

BASIC AND DILUTED GAIN (LOSS) PER COMMON SHARE	$0.00	$(0.01)	$0.18	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	12,633,100	8,237,618	9,718,879	8,031,208

The accompanying notes are an integral part of these interim consolidated condensed financial statements.

Table of Content

INDIGENOUS ROOTS CORP.

INTERIM CONSOLIDSTED CONDENSED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Nine Months Ended May 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,707,291	$(341,368)
Non-cash items:
Accrued interest	48,350	73,061
Gain on reversal of debt	(1,756,938)	-
Shares issued for services	-	210,000
Unrealized foreign exchange	(13,775)
Depreciation expense	6,674	-
Change in operating assets and liabilities:
Accounts receivable	(964)	-
Accounts payable and accrued liabilities	55	(3,203)
Due to related parties	9,454	24,495
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	149	(32,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for share subscriptions	-	30,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	30,000

Net change in cash	149	(2,015)
CASH (BANK OVERDRAFT), BEGINNING OF THE PERIOD	(103)	2,145

CASH, ENDING OF THE PERIOD	$46	$130

The accompanying notes are an integral part of these interim consolidated condensed financial statements

Table of Content

INDIGENOUS ROOTS CORP.
INTERIM CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN EQUITY
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Share		Shares to be	Additional paid in
	Number	Amount	Issued	capital	Deficit	Total

As at August 31, 2017	7,612,618	7,613	513,116	3,552,370	(5,859,798)	(1,786,699)
Share issued for cash	300,000	300	-	29,700	-	30,000
Shares issued for services	200,000	200	-	209,800	-	210,000
Shares issued for prior period	125,000	125	(476,191)	476,066	-	-
Debt forgiven	-	-	-	125,400	-	125,400
Reversal of shares to be issued	-	-	(36,925)	36,925	-	-
Net loss	-	-	-	-	(425,387)	(425,387)

As at August 31, 2018	8,237,618	8,238	-	4,430,261	(6,285,185)	(1,846,686)
Shares issued in exchange agreement (Note 3) 6)	6,739,739	6,740	1,014	55,696	-	63,450
Net gain	-	-	-	-	1,707,291	1,707,291
As at May 31, 2019	14,977,357	$14,978	$1,014	$4,485,957	$(4,577,894)	$(75,945)

The accompanying notes are an integral part of these interim consolidated condensed financial statements

Table of Content

INDIGENOUS ROOTS CORP.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MAY 31, 2019
(Stated in U.S. Dollars)
(Unaudited)

 1. ORGANIZATION AND NATURE OF BUSINESS

Indigenous Roots Corp. (formerly American Paramount Gold Corp.) (the "Company") was incorporated in the State of Nevada on July 20, 2006 and is listed on the OTCQB under the symbol “IRCC”.

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power Company (‘Edison Power”), a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation that owns and operates a 140 kW/h solar power generating facility in Georgetown, Delaware. The facility was completed in March, 2019 and began generating power in April, 2019 (Note 3).

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2018. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ended August 31, 2019. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2018, included in the Company’s report on Form 10-K.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $964 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2019, the Company has a working capital deficiency of $90,079 and has an accumulated deficit of $4,577,894 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

(b) Principles of Consolidation

These financial statements include the accounts of the Company and its subsidiaries. Subsidiaries are all entities (including structured entities) which the Company controls. For accounting purposes, control is established by an investor when it is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity. All inter-company balances and transactions are eliminated.

(c) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances.

Table of Content

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c) Use of Estimates (continued)

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance and trust funds to be cash equivalents.

(e) Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. Impairment of long-lived assets is recognized when the net book value of such assets exceeds their expected cash flows, in which case the assets are written down to fair value, which is determined based on discounted future cash flows or appraised values.

(f) Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In accordance with ASC 850, the Company’s financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of financial statements.

(g) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(h) Foreign Currency Translation

The Company and its subsidiaries’ functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in the statement of operations.

(i) Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Table of Content

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Financial Instruments and Fair Value Measures (continued)

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, loans payable, amounts due to related parties and convertible loan payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(j) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(k) Revenue

Pursuant to ASC 606, Revenue is derived from the generation of electricity utilizing the solar power genrating system.

(l) Leases

Pursuant to ASC 842, transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.  As of the date of this report, the Company has no material transactions to report.

(m) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at May 31, 2019 the Company does not have any potentially dilutive shares.

(n) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(o) Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.

Table of Content

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent Accounting Pronouncements (continued)

Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the nine months ended May 31, 2019 the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

3. ACQUISITION

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power, a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation that owns and operates a 140 kW/h solar power generating facility in Georgetown, Delaware. The facility was completed in March, 2019 and began generating power in April, 2019. The transaction has been accounted for as an asset acquisition as Edison Power did not have inputs, processes and outputs in place that constituted a business under ASC 805 Business Combinations. The total consideration paid was allocated to the assets and liabilities acquired based on relative fair values:

Consideration:
Issuance of 6,739,739 common shares (Note 8)	$62,436
109,500 common shares to be issued (Notes 8 and 9)	1,014
63,450
Fair value of assets and liabilities acquired:
Accounts receivable	63,450
Solar power system (Note 4)	809,300
Loan payable (Note 6)	(809,300)
$63,450

4. FIXED ASSETS

Fixed assets are recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Fixed assets consist of the following:

	Useful Life	Balance at August 31, 2018 $	Additions $	Accumulated Depreciation $	Balance at May 31, 2019 $

Solar Power System	20 years	-	811,978	(6,674)	805,304
		-	811,978	(6,674)	805,304

On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power at a fair value of $809,300 (Note 3). From acquisition to May 31, 2019, the Company capitalized accrued interest on the loan payable of $2,678 to the solar power system (Note 6).

Table of Content

5. RELATED PARTY TRANSACTIONS

As at May 31, 2019, the Company owed $58,914 (August 31, 2018 - $53,960) to a former President of the Company for cash advances made to the Company.

As at May 31, 2019, the Company owed $25,823 (August 31, 2018 - $21,323) to the Controller of the Company for cash and services provided to the Company.

During the nine months ended May 31, 2019, the Company paid $4,500 (August 31, 2018 - $Nil) in accounting fees to the Controller of the Company.

6. LOAN PAYABLE

On June 15, 2018, the Company issued a promissory note to Sustainable Energy Utility Inc. (“SEU”) in the amount of $981,500.  The promissory note bears an interest rate of 2% per annum and is payable in monthly installments of $4,161 including principle and interest for 240 months commencing February 1, 2020.  The funds were advanced to the Company for the construction of a solar power electricity generating system. The loan is secured by a promissory note, a first priority security interest on the system and an assignment of a Power Purchase Agreement.

As at May 31, 2019, $809,300 has been advanced to the Company.  During the nine months ended May 31, 2019, interest of $2,678 was accrued and capitalized to the solar power system (Note 4).

7. CONVERTIBLE LOAN

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

8. STOCKHOLDERS’ DEFICIT

Share Issuances

The Company issued 6,739,739 common shares on April 1, 2019 and 109,500 on July 3, 2019 pursuant to the terms of a Share Exchange Agreement with the shareholders of Edison Power (Note 3).

9. SUBSEQUENT EVENTS

The Company issued 109,500 on July 3, 2019 pursuant to the terms of a Share Exchange Agreement with the shareholders of Edison Power (Note 3).

On December 1, 2019, the Company acquired all of the issued and outstanding shares of Edison Power Corporation (“EPC”) in exchange for cash of $10. EPC was federally incorporated in Canada on April 13, 2015. EPC has no assets or liabilities and has not generated any revenue since inception.

Table of Content

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

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan (“2010 Plan”) which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. As at May 31, 2019, there are no outstanding stock options.

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

Subsidiaries

The Company owns 100% of the issued and outstanding shares of Edison Power Company, a Nevada corporation and 100% of the issued and outstanding shares of Edison Power Corporation, a Canadian registered corporation.

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

CASH REQUIREMENTS

We estimate our operating expenses and working capital requirements for the next twelve-month period to be as follows:

ESTIMATED EXPENSES FOR THE NEXT TWELVE-MONTH PERIOD

General, administrative, and corporate expenses	$20,000
Operating expenses	20,000
Identification of properties of merit	50,000
TOTAL	$90,000

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $90,000 that we require for the next 12 months, we had $46 in cash as of May 31, 2019. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY, 2019 AND 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended May 31, 2019 and 2018 which are included herein.

Our operating results for the nine months ended May 31, 2019 and 2018 are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2019	2018

Revenue	$(964)	$-
General and administrative	9,362	245,469
Legal and audit	-	28,573
Gain on reversal of debt	(1,756,938)	-
Foreign exchange	(13,775)	(5,735)
Depreciation	6,674	-
Interest expense	48,350	73,061
Net loss from operations	$(1,707,291)	$(341,368)

REVENUES

We have generated revenue of $964 since inception.

EXPENSES

Consulting and management fees were $Nil during the nine months ended May 31, 2019 and $Nil during the nine months ended May 31, 2018.

General and administrative expenses decreased by $236,107 during the nine months ended May 31, 2019 as compared to the nine months ended May 31, 2018.

Legal and audit expenses decreased by $28,573 during the nine months ended May 31, 2019 as compared to the nine months ended May 31, 2018.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	May 31,	August 31,
	2019	2018

Current assets	$64,460	$-
Current liabilities	154,539	1,846,686
Working capital (deficit)	$(90,079)	$(1,846,686)

OPERATING ACTIVITIES

Cash provided in operating activities was $149 for the nine months ended May 31, 2019.

FINANCING ACTIVITIES

Cash provided by financing activities was $Nil for the nine months ended May 31, 2019.

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

NET LOSS PER COMMON SHARE

Our Company computes net loss per share in accordance with ASC 260, "Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at May 31, 2019, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net gain $1,707,291 for the nine months ended May 31, 2019 and at May 31, 2019 had a deficit accumulated of $4,577,894.  Our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

The ability of our company to continue as a going concern is dependent on additional sources of capital and the success of our company's plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors, shareholders or investors to meet our obligations over the next twelve months. Other than a convertible loan agreement with Monaco Capital Inc. and a loan payable to SEU, we do not have any further arrangements in place for any future debt or equity financing.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of May 31, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on the mineral property and we build and operate a mine. We had cash in the amount of $46 as of May 31, 2019. At May 31, 2019, we had a working capital deficit of $90,079. We earned net income of $1,707,291 for the nine months ended May 31, 2019. We estimate our average monthly operating expenses to be approximately $12,500.  We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 6,739,739 common shares on April 1, 2019 and 109,500 on July 3, 2019 pursuant to the terms of a Share Exchange Agreement with the shareholders of Edison Power Company.

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

_______

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIGENOUS ROOTS CORP.
(Registrant)

Date: April 24, 2020	By:	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

