Form 10-K
period 2019-08-31
Indigenous Roots Corp.
filed 2020-06-26
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-138148

INDIGENOUS ROOTS CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5243308
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

41 Puget Drive, Steilacoom
Washington	98388
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (250) 681-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2019 was $726,969 based on a $0.08 closing price for the Common Stock on August 31, 2019 For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

15,087,118 shares of common stock issued & outstanding as of June 25, 2020

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

Our Current Business

We are currently in the Renewable Energy sector.

Subsidiaries

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power Company (‘Edison Power”), a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a commercially viable business. We had cash of $28 as of August 31, 2019 ($nil-August 31, 2018) and a working capital deficiency of $122,439. We have a cumulative net loss of $4,608,089 from our inception on July 20, 2006 through August 31, 2019. We estimate that our average annual operating expenses will be approximately $50,000 including management services and administrative costs. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol “IRCC” The following quotations, obtained from Market Watch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
August 31, 2019	$0.08	$0.08
May 31, 2019	$0.09	$0.09
February 28, 2019	$0.24	$0.24
November 30, 2018	$0.25	$0.25

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark- down or commission, and may not represent actual transactions.

(2)	No trades occurred during this period.

(3)	The first trade in our stock did not occur until March 4, 2010.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and agent for our common and preferred shares.

On August 31, 2019, the shareholders’ list showed 143 registered shareholders, 15,087,118 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2019.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the 2010 Stock Option Plan described below.

2010 Stock Option Plan

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. There are no outstanding options as at August 31, 2019.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended August 31, 2019.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended August 31, 2019 and August 31, 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $50,000 that we require for the next 12 months, we have $28 in cash and $65,931 in accounts receivable as of August 31, 2019 and a working capital deficiency of $122,439 In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of our company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business The Company has generated minimal revenue from operations. As shown on the accompanying financial statements, our company has incurred a net loss of $4,608,089 for the period from inception (July 20, 2006) to August 31, 2019 and has a working capital deficiency of $122,439 as at August 31, 2019. These conditions raise substantial doubt about our company’s ability to continue as a going concern.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mining activities.

Off-Balance Sheet Arrangements or capital resources that is material to stockholders.

There were none during the years ended August 31, 2019 or 2018.

Results of Operations for the Years Ended August 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2019 and 2018.

Our operating results for the years ended August 31, 2019 and 2018 are summarized as follows:

	Year Ended
	August 31,
	2019	2018
Revenue	$2,481	$-
Operating expenses	$47,748	$328,677
Other expenses	$34,575	$96,710
Net operating loss for the year	$(79,842)	$(425,387)

Expenses

Our operating expenses for the years ended August 31, 2019 and 2018 are outlined in the table below:

	Year Ended
	August 31,
	2019	2018
General and administrative expense	$11,650	$246,075
Legal and audit fees	19,105	82,602

Equity Compensation

We currently do not have any equity compensation plans or arrangements. On July 31, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 6,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Liquidity and Financial Condition

Working Capital

	At August 31,
	2019	2018
Current Assets	$65,959	$-
Current Liabilities	$188,398	$1,846,686
Working Capital Deficit	$(122,439)	$(1,846,686)

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

	Carrying value	Quoted	Significant	Significant
	August 31,	Prices in	Other	Unobservable
	2019	(Level 1)	(Level 2)	(Level 3)

Accounts receivable	65,931	65,931	-	-
Accounts payable and accrued expenses	$68,868	$68,868	$-	$-
Due to related parties	$86,237	$86,237	$-	$-
Loan payable	$816,085	$-	$816,085	$-

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

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of Indigenous Roots Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Indigenous Roots Corp. (the "Company") as of August 31, 2019 and 2018, the related consolidated statements of operations, cash flows and changes in deficit for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2012

Vancouver, Canada

June 25, 2020

INDIGENOUS ROOTS CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	August 31, 2019	August 31, 2018

ASSETS

Current Assets
Cash	$28	$-
Accounts receivable	65,931	-
	65,959

Fixed Asset (Note 4)	799,092	-

Total Assets	$865,051	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$103
Accounts payable and accrued liabilities	68,868	62,712
Due to related parties (Note 5)	86,237	75,283
Current portion of loan payable (Note 6)	33,293	-
Convertible loan payable (Note 7)	-	1,708,588
	188,398	1,846,686
Long Term Liabilities
Loan payable (Note 6)	782,792	-

Total Liabilities	971,190	1,846,686

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001 15,087,118 and 8,237,618 shares issued and outstanding as at August 31, 2019 and August 31, 2018 respectively (Note 8)	15,088	8,238
Additional paid-in-capital (Note 8)	4,486,862	4,430,261
Deficit	(4,608,089)	(6,285,185)
Total Stockholders’ Deficit	(106,139)	(1,846,686)

Total Liabilities and Stockholders’ Deficit	$865,051	$-

Subsequent event (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

INDIGENOUS ROOTS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)

	For the Year Ended August 31,
	2019	2018

REVENUE
	$2,481	$-
EXPENSES
Operating expenses
General and administrative expenses (Note 5)	11,650	246,075
Legal and audit fees	19,105	82,602
Depreciation (Note 4)	16,993	-
Total operating expenses	47,748	328,677

Other (income) expenses
Gain on reversal of debt (Note 7)	(1,756,938)	-
Foreign exchange	(13,775)	(1,063)
Interest expense (Note 7)	48,350	97,773
Total other (income) loss	(1,722,363)	96,710

Net and comprehensive income (loss)	$1,677,096	$(425,387)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.15	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	11,062,604	8,085,700

The accompanying notes are an integral part of these consolidated financial statements.

INDIGENOUS ROOTS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

	For the Year Ended Ended August 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,677,096	$(425,387)
Non-cash items:
Accrued interest	48,350	97,773
Gain on reversal of debt	(1,756,938)	-
Shares issued for services	-	210,000
Unrealized foreign exchange	(13,773)	-
Depreciation expense	16,993	-
Change in operating assets and liabilities:
Accounts receivable	(2,481)	-
Accounts payable and accrued liabilities	19,930	44,456
Due to related parties	10,954	40,910
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	131	(32,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for share subscriptions	-	30,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	30,000

Net change in cash	131	(2,248)
CASH (BANK OVERDRAFT), BEGINNING OF THE YEAR	(103)	2,145

CASH (BANK OVERDRAFT), ENDING OF THE YEAR	$28	$(103)

NON CASH TRANSACTIONS:

Loan proceeds	$803,520	-
Acquisition of fixed asset	$809,300	-

The accompanying notes are an integral part of these consolidated financial statements

INDIGENOUS ROOTS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(EXPRESSED IN US DOLLARS)

	Shares Issued Number	Amount	Shares to be Issued	Additional paid in capital	Deficit	Total

As at August 31, 2017	7,612,618	7,613	513,116	3,552,370	(5,859,798)	(1,786,699)
Share issued for cash	300,000	300	-	29,700	-	30,000
Shares issued for services	200,000	200	-	209,800	-	210,000
Shares issued for prior period	125,000	125	(476,191)	476,066	-	-
Debt forgiven	-	-	-	125,400	-	125,400
Reversal of shares to be issued	-	-	(36,925)	36,925	-	-
Net loss	-	-	-	-	(425,387)	(425,387)

As at August 31, 2018	8,237,618	8,238	-	4,430,261	(6,285,185)	(1,846,686)
Shares issued in exchange agreement (Note 3) 6)	6,849,239	6,850	-	56,601	-	63,451
Net income	-	-	-	-	1,677,096	1,677,096
As at August 31, 2019	15,086,857	$15,088	$-	$4,486,862	$(4,608,089)	$(106,139)

The accompanying notes are an integral part of these consolidated financial statements

INDIGENOUS ROOTS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2019
(Stated in U.S. Dollars)

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

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At August 31, 2019 the Company had an accumulated deficit of $4,608,089 and a working capital deficiency of $122,439. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. The impact on the Company is not currently determinable but management continues to monitor the situation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

(b) Principles of Consolidation

These financial statements include the accounts of the Company and its subsidiaries. Subsidiaries are all entities (including structured entities) which the Company controls. For accounting purposes, control is established by an investor when it is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity. All inter-company balances and transactions are eliminated upon consolidation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Financial Instruments and Fair Value Measures (continued)

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

(k) Revenue

Pursuant to ASC 606, Revenue is derived from the generation of electricity utilizing the solar power generating system and collectivity is reasonably assured.

(l) Leases

Pursuant to ASC 842, transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. As of the date of this report, the Company has no material leases to report.

(m) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at August 31, 2019 the Company does not have any potentially dilutive shares.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent Accounting Pronouncements (continued)

Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended August 31, 2019 the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Consideration:
Issuance of 6,849,239 common shares (Note 8)	$63,450
63,450
Fair value of assets and liabilities acquired:
Accounts receivable	63,450
Solar power system (Note 4)	809,300
Loan payable (Note 6)	(809,300)
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

Fixed assets consist of the following:

	Useful Life	Balance at August 31, 2018 $	Additions $	Accumulated Depreciation $	Balance at August 31, 2019 $

Solar Power System	20 years	-	816,085	(16,993)	799,092
		-	816,085	(16,993)	799,092

4. FIXED ASSETS (continued)

On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power at a fair value of $809,300 (Note 3). The Company capitalized accrued interest on the loan payable of $6,785 to the solar power system during construction (Note 6).

5. RELATED PARTY TRANSACTIONS

As at August 31, 2019, the Company owed $58,914 (August 31, 2018 - $53,960) to a former President of the Company for cash advances made to the Company. The debt is unsecured, bears no interest and is payable on demand.

As at August 31, 2019, the Company owed $27,323 (August 31, 2018 - $21,323) to the Controller of the Company for cash and services provided to the Company. The debt is unsecured, bears no interest and is payable on demand.

During the year ended August 31, 2019, the Company accrued $6,000 (August 31, 2018 - $Nil) in accounting fees to the Controller of the Company.

6. LOAN PAYABLE

On June 15, 2018, the Company issued a promissory note to Sustainable Energy Utility Inc. (“SEU”) in the amount of $981,500. As at August 31, 2019, SEU had advance the principle amount of $803,520. The promissory note bears an interest rate of 2% per annum and is payable in monthly installments of $4,161 including principle and interest for 240 months commencing January 1, 2020. The funds were advanced to the Company for the construction of a solar power electricity generating system. The loan is secured by a promissory note, a first priority security interest on the system and an assignment of a Power Purchase Agreement.

Loan payable (Note 3)	$809,300
Capitalized interest	6,785
Loan payable as at August 31, 2019	$816,085

Current portion of loan payable	$33,293
Long term portion of loan payable	$782,792

As at August 31, 2019, principal amount of $803,520 was advanced to the Company and $12,565 in interest was accrued on the loan, due and payable in January 2040. The loan is secured by a promissory note, a first priority security interest on the system, an assignment of a Power Purchase Agreement and the corporate guarantee of Edison Power Company.

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

During the year ended August 31, 2019, the Company incurred $48,350 (2018 - $97,773) in interest on the loan. On February 28, 2019, the obligation to repay the debt reached the Statute of Limitations, the Company reversed the debt and the corresponding accrued interest of $1,756,938.

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

The Company issued 6,739,739 common shares on April 1, 2019 and 109,500 on July 3, 2019 pursuant to the terms of a Share Exchange Agreement with the shareholders of Edison Power Company (Note 3).

9. INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	August 31, 2019	August 31, 2018
Net income (loss)	$1,677,096	$(425,387)
	21.0%	21.0%
Expected income tax recovery	352,190	(89,331)
Effect of change in tax rates	-	318,163
Change in valuation allowance	(352,190)	(228,832)
Income tax recovery	$-	$-

The Company’s tax-effected deferred tax assets and liabilities are estimated as follows:

	August 31, 2019	August 31, 2018
Deferred tax assets
Net operating loss carry forwards	$211,410	$567,168
Fixed assets	3,569	-
Less: Valuation allowance	(214,978)	(567,168)
Net deferred income tax assets	$-	$-

At August 31, 2019, the Company has a deferred tax asset. A full valuation allowance has been established as management believes it is more likely that not that the deferred tax asset will not be realized.

As at August 31, 2019, the Company has non-capital losses of approximately $1,006,713 that may be carried forward and applied against federal and state taxable income of future years. The non-capital losses may be carried forward and expire between 2027 and 2038.

Tax attributes are subject to review, and potential adjustment by tax authorities.

10. SUBSEQUENT EVENT

On December 1, 2019, the Company acquired all of the issued and outstanding shares of Edison Power Corporation (“EPC”) in exchange for cash of $10. EPC was federally incorporated in Canada on April 13, 2015. EPC has no equity and has not generated any revenue since inception.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (who are acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of August 31, 2019, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2019, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Material Weaknesses Identified

In connection with the preparation of the financial statements for the year ended August 31, 2019, management identified the following material weakness in internal control:

Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2019 assessment of the effectiveness of our internal control over financial reporting. Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended August 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On September 27, 2018, Lawrence Faulk was appointed President, CEO, Secretary, Treasurer and as a Director.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

On September 27, 2018, Lawrence Faulk was appointed President, CEO, Secretary, Treasurer and as sole Director.

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

Item 11. Executive Compensation

None

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

On June 30, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 6,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Option Exercises

During our fiscal year ended August 31, 2019, there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Mike Matvieshen, Kelowna, BC	Common	3,000,000	19,9%
Q4 Financial Group Inc., Vancouver, BC	Common	3,000,000	19,9%
Directors and Officers as a group	Common	Nil	0%

_________

(1)

Based on 15,087,118 shares of common stock issued and outstanding as of August 31, 2019. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2019 and for fiscal year ended August 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2019 $	August 31, 2018 $
Audit Fees	19,105	8,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	19,105	8,250

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

________

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

INDIGENOUS ROOTS CORP.
(Registrant)

Dated: June 26, 2020	/s/ Larry Faulk
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

Dated: June 26, 2020	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

