Form 10-Q
period 2019-11-30
Indigenous Roots Corp.
filed 2020-07-13
CIK 1373690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of common shares outstanding at July 10, 2020: 15,086,857

INDIGENOUS ROOTS CORP.

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	November 30, 2019	August 31, 2019

ASSETS

Current Assets
Cash	$10	$28
Accounts receivable	67,567	65,931
	67,577	65,959

Fixed Assets (Note 4)	792,931	799,092

Total Assets	$860,508	$865,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$128,318	$68,868
Due to related parties (Note 5)	28,823	86,237
Current portion of loan payable (Note 6)	45,778	33,293
	202,919	188,398
Long Term Liabilities
Loan payable (Note 6)	774,369	782,792

Total Liabilities	977,288	971,190

STOCKHOLDERS’ DEFICIT

Common stock 200,000,000 authorized shares, par value $0.001 15,086,857 and 15,086,857 shares issued and outstanding as at November 30, 2019 and August 31, 2019 respectively (Note 7)	15,088	15,088
Additional paid-in-capital (Note 7)	4,486,862	4,486,862
Deficit	(4,618,730)	(4,608,089)
Total Stockholders’ Deficit	(116,780)	(106,139)

Total Liabilities and Stockholders’ Deficit	$860,508	$865,051

Subsequent event (Note 8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended November 30,
	2019	2018

REVENUE
	$1,636	$-
EXPENSES
Operating expenses
General and administrative expenses (Note 5)	$1,657	$1,316
Depreciation expense (Note 4)	10,223	-
Total operating expenses	11,880	1,316

OTHER EXPENSES
Foreign exchange	397	(1)
Interest expense	-	24,443

Net loss	$(10,641)	$(25,758)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –
BASIC AND DILUTED	15,086,857	8,237,618

The accompanying notes are an integral part of these condensed consolidated financial statements

INDIGENOUS ROOTS CORP.

INTERIM CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,641)	$(25,758)
Non-cash items:
Depreciation	10,223	-
Accrued interest	-	24,443
Change in operating assets and liabilities:
Accounts receivable	(1,636)	-
Accounts payable and accrued liabilities	59,450	-
Due to related parties	(57,414)	1,500
NET CASH FLOWS USED IN (PROVIDED BY) OPERATING ACTIVITIES	(18)	185

CASH FLOWS FROM INVESTING ACTIVITIES:
Bank overdraft	-	(103)
	-	(103)

Net change in cash	(18)	82
CASH, BEGINNING	28	-

CASH, ENDING	$10	$82

The accompanying notes are an integral part of these condensed consolidated financial statements

INDIGENOUS ROOTS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Shares Issued Number	Amount	Additional Paid In Capital	Deficit	Total

As at August 31, 2017	7,612,618	$7,613	$3,552,370	$(5,859,798)	$(1,786,699)
Share issuance	125,000	125	476,066	-	-
Shares issuance forgiven	-	-	36,925	-	-
Debt forgiven	-	-	125,400	-	125,400
Net loss for the period	-	-	-	(34,071)	(34,071)
As at November 30, 2017	7,737,618	7,738	4,190,761	(5,893,869)	(1,695,370)
Shares issued for cash	300,000	300	29,700	-	30,000
Shares issued for services	200,000	200	209,800	-	210,000
Net loss for the period	-	-	-	(271,305)	(271,305)
As at February 28, 2018	8,237,618	8,238	4,430,261	(6,165,174)	(1,726,675)
Net loss for the period	-	-	-	(35,992)	(35,992)
As at May 31, 2018	8,237,618	8,238	4,430,261	(6,201,166)	(1,762,667)
Net loss for the period	-	-	-	(84,019)	(84,019)
As at August 31, 2018	8,237,618	8,238	4,430,261	(6,285,185)	(1,846,686)
Net loss for the period	-	-	-	(25,758)	(25,758)
As at November 30, 2018	8,237,618	8,238	4,430,261	(6,310,943)	(1,872,444)
Net Gain/(loss) for the period	-	-	-	1,731,513	1,731,513
As at February 28, 2019	8,237,618	8,238	4,430,261	(4,579,430)	(140,931)
Shares issued in exchange agreement	6,739,739	6,740	55,696	-	63,450
Net Gain/(loss) for the period	-	-	-	1,536	1,536
As at May 31, 2019	14,977,357	14,978	4,485,957	(4,577,894)	(75,945)
Shares issued in exchange agreement	109,500	110	905	-	1
Net Gain/(loss) for the period	-	-	-	(30,195)	(30,195)
As at August 31, 2019	15,086,857	15,088	4,486,862	(4,608,089)	(106,139)
Net loss	-	-	-	(10,641)	(10,641)
As at November 30, 2019	15,086,857	$15,088	$4,486,862	$(4,618,730)	$(116,780)

The accompanying notes are an integral part of these condensed consolidated financial statements

INDIGENOUS ROOTS CORP. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2019 (Stated in U.S. Dollars) (Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Indigenous Roots Corp. (formerly American Paramount Gold Corp.) (the "Company") was incorporated in the State of Nevada on July 20, 2006 and is listed on the OTCQB under the symbol “IRCC”.

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power Company (‘Edison Power”), a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation that owns and operates a 140 kW/h solar power generating facility in Georgetown, Delaware. The facility began generating power in April, 2019 (Note 3).

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2019. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ended August 31, 2020. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2019, included in the Company’s report on Form 10-K.

Going concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At November 30, 2019 the Company had an accumulated deficit of $4,618,730 and a working capital deficiency of $135,342. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(d) Fixed Assets

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, loans payable, and due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

(k) Revenue

Pursuant to ASC 606, Revenue is derived from the generation of electricity utilizing the solar power generating system and collectively is reasonably assured. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered and the goods have been delivered, the amount is fixed and determinable, and collection is reasonably assured.

(l) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at November 30, 2019 the Company does not have any potentially dilutive shares.

(m) Recent Accounting Pronouncements

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent Accounting Pronouncements (continued)

Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the period ended November 30, 2019 the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

3. ACQUISITION

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power, a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation that owns and operates a 140 kW/h solar power generating facility in Georgetown, Delaware. The facility began generating power in April, 2019. The transaction has been accounted for as an asset acquisition as Edison Power did not have inputs, processes and outputs in place that constituted a business under ASC 805 Business Combinations. The total consideration paid was allocated to the assets and liabilities acquired based on relative fair values:

Consideration:
Issuance of 6,849,239 common shares (Note 7)	$63,450
63,450
Fair value of assets and liabilities acquired:
Accounts receivable	63,450
Solar power system (Note 4)	809,300
Loan payable (Note 6)	(809,300)
$63,450

4. FIXED ASSETS

Fixed assets consist of the following:

	Useful Life	Balance at August 31, 2018 and November 30, 2018 $	Balance at August 31, 2019 $	Additions $	Accumulated Depreciation $	Balance at November 30, 2019 $

Solar Power System	20 years	-	816,085	4,062	(27,216)	792,931
		-	816,085	4,062	(27,216)	792,931

On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power at a fair value of $809,300 (Note 3). During the period ended November 30, 2019, the Company capitalized accrued interest on the loan payable of $4,062 to the solar power system as the construction was not fully completed (Note 6).

5. RELATED PARTY TRANSACTIONS

As at November 30, 2019, the Company owed $28,823 (August 31, 2019 - $27,323) to the Controller of the Company for cash and services provided to the Company. The debt is unsecured, bears no interest and is payable on demand.

As at November 30, 2019, the Company owed nil (August 31, 2019 - $58,914) to a former President of the Company for cash advances made to the Company.

During the quarter ended November 30, 2019, the Company accrued $1,500 (November 30, 2018 - $1,500) in accounting fees to the Controller of the Company.

6. LOAN PAYABLE

On June 15, 2018, the Company issued a promissory note to Sustainable Energy Utility Inc. (“SEU”) in the amount of $981,500. As at November 30, 2019, SEU had advance the principle amount of $803,520.  The promissory note bears an interest rate of 2% per annum and is payable in monthly installments of $4,161 including principle and interest for 240 months commencing January 1, 2020.  The funds were advanced to the Company for the construction of a solar power electricity generating system (“the system”). The loan is secured by a promissory note, a first priority security interest on the system and an assignment of a Power Purchase Agreement.

Loan payable as at August 31, 2019	$816,085
Capitalized interest	4,062
Loan payable as at November 30, 2019	$820,147

Current portion of loan payable	$45,778
Long term portion of loan payable	$774,369

As at November 30, 2019, $16,627 of interest was accrued on the loan, due and payable in January 2040.

7. STOCKHOLDERS’ DEFICIT

Share Issuances

The Company issued 6,739,739 common shares on April 1, 2019 and 109,500 on July 3, 2019 pursuant to the terms of a Share Exchange Agreement with the shareholders of Edison Power Company (Note 3).

8. SUBSEQUENT EVENT

On December 1, 2019, the Company acquired all of the issued and outstanding shares of Edison Power Corporation (“EPC”) in exchange for cash of $10. EPC was federally incorporated in Canada on April 13, 2015. EPC has no equity and has not generated any revenue since inception.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "November 30", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that November 30 cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company's audited financial statements and 10-K for the year ended August 31, 2019 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan (“2010 Plan”) which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. As at November 30, 2019, there are no outstanding stock options.

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

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power Company (‘Edison Power”), a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation that owns and operates a 140 kW/h solar power generating facility in Georgetown, Delaware. The facility began generating power in April, 2019.

Our Current Business

We currently own and operate a solar power generating system in the state of Delaware.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $90,000 that we require for the next 12 months, we had $10 in cash and $67,567 in accounts receivable as of November 30, 2019. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2019 and 2018 which are included herein.

Our operating results for the three months ended November 30, 2019 and 2018 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2019	2018

Revenue	$(1,636)	$-
General and administrative	1,657	1,316
Foreign exchange	397	(1)
Depreciation	10,223	-
Interest expense	-	24,443
Net loss from operations	$(10,641)	$(25,758)

REVENUES

We generated revenue of $1,636 for the three months ended November 30, 2019 and $Nil during the three months ended November 30, 2018. On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power, which began generating power in April, 2019.

EXPENSES

Consulting and management fees were $Nil during the three months ended November 30, 2019 and $Nil during the three months ended November 30, 2018.

General and administrative expenses increased by $341 during the three months ended November 30, 2019 as compared to the three months ended November 30, 2018.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	November 30,	August 31,
	2019	2019

Current assets	$67,577	$65,959
Current liabilities	202,919	188,398
Working capital (deficit)	$(135,342)	$(122,439)

OPERATING ACTIVITIES

Cash used in operating activities was $18 for the three months ended November 30, 2019 and cash provided by operating activities was $185 during the three months ended November 30, 2018.

FINANCING ACTIVITIES

Cash provided by financing activities was $Nil for the three months ended November 30, 2019 and November 30, 2018.

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

NET LOSS PER COMMON SHARE

Our Company computes net loss per share in accordance with ASC 260, "Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at November 30, 2019, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company has incurred a net loss of $10,641 for the three months ended November 30, 2019 and at November 30, 2019 had a deficit accumulated of $4,618,730.  Our company has commenced limited operations, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, as of November 30, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have generated minimal revenue from operations since our incorporation. We had cash in the amount of $10 as of November 30, 2019. At November 30, 2019, we had a working capital deficit of $135,342 and incurred a net loss of $10,641 for the three months ended November 30, 2019. We estimate our average monthly operating expenses to be approximately $12,500.  We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD NOVEMBER 30 BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

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

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK NOVEMBER 30 BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH NOVEMBER 30 LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority's requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which November 30 limit your ability to buy and sell our stock.

OTHER RISKS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks November 30 be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our common stock.

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

INDIGENOUS ROOTS CORP.
(Registrant)

Date: July 13, 2020	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

