Form 10-Q
period 2020-05-31
Indigenous Roots Corp.
filed 2020-08-26
CIK 1373690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Number of common shares outstanding at August 25, 2020: 15,086,857

INDIGENOUS ROOTS CORP.

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	May 31, 2020	August 31, 2019
		(audited)
ASSETS

Current Assets
Cash	$72,952	$28
Accounts receivable	2,101	65,931
	75,053	65,959

Fixed Assets (Note 4)	780,609	799,092

Total Assets	$855,662	$865,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$176,912	$68,868
Due to related parties (Note 5)	36,115	86,237
Current portion of loan payable (Note 6)	66,586	33,293
	279,613	188,398
Long Term Liabilities
Loan payable (Note 6)	761,860	782,792

Total Liabilities	1,041,473	971,190

STOCKHOLDERS’ DEFICIT

Common stock 200,000,000 authorized shares, par value $0.001 15,086,857 and 15,086,857 shares issued and outstanding as at May 31, 2020 and August 31, 2019 respectively	15,088	15,088
Additional paid-in-capital	4,486,862	4,486,862
Deficit	(4,687,761)	(4,608,089)
Total Stockholders’ Deficit	(185,811)	(106,139)

Total Liabilities and Stockholders’ Deficit	$855,662	$865,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
	2020	2019	2020	2019

REVENUE	$2,016	$964	$5,155	$964

EXPENSES
Operating expenses
General and administrative expenses (Note 5)	$16,348	$6,528	19,641	$9,362
Depreciation expense (Note 4)	10,368	6,674	30,845	6,674
Total operating expenses	26,716	13,202	50,486	16,036

Other (income) expenses
Gain on reversal of debt	-	-	-	(1,756,938)
Foreign exchange	(9,624)	(13,774)	23,608	(13,775)
Interest expense	10,733	-	10,733	48,350
Total expenses (income)	27,825	(572)	84,827	(1,706,327)

Net income (loss)	$(25,809)	$1,536	$(79,672)	$1,707,291

BASIC AND DILUTED GAIN (LOSS) PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,086,857	12,633,100	15,086,857	9,718,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Nine Months Ended May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(79,672)	$1,707,291
Non-cash items:
Depreciation	30,845	6,674
Unrealized foreign exchange	-	(13,775)
Interest expense	-	48,350
Gain on reversal of debt	-	(1,756,938)
Change in operating assets and liabilities:
Accounts receivable	63,830	(964)
Accounts payable and accrued liabilities	108,043	55
Due to related parties	(50,122)	9,456
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	72,924	149

CASH FLOWS FROM INVESTING ACTIVITIES:
Bank overdraft	-	(103)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(103)
Net change in cash	72,924	46
CASH, BEGINNING	28	-

CASH, ENDING	$72,952	$46

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDIGENOUS ROOTS CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2020
(Stated in U.S. Dollars)

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Indigenous Roots Corp. (the “Company”) was incorporated in the State of Nevada on July 20, 2006 and is listed on the OTCQB under the symbol “IRCC”.

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

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended August 31, 2019. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ended August 31, 2020. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2019, included in the Company’s report on Form 10-K.

Going concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At May 31, 2020, the Company had an accumulated deficit of $4,687,761 and a working capital deficiency of $204,560. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

(l) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at May 31, 2020 the Company does not have any potentially dilutive shares.

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

Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the period ended May 31, 2020, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements.

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

Consideration:
Issuance of 6,849,239 common shares	$63,450
63,450
Fair value of assets and liabilities acquired:
Accounts receivable	63,450
Solar power system (Note 4)	809,300
Loan payable (Note 6)	(809,300)
$63,450

4. FIXED ASSETS

Fixed assets consist of the following:

	Useful Life	Balance at August 31, 2019 $	Additions $	Accumulated Depreciation $	Balance at May 31, 2020 $

Solar Power System	20 years	816,085	12,361	(47,837)	780,609
		816,085	12,361	(47,837)	780,609

On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power at a fair value of $809,300 (Note 3). During the nine months ended May 31, 2020, the Company capitalized accrued interest on the loan payable of $12,361 to the solar power system as the construction was not fully completed (Note 6).

5. RELATED PARTY TRANSACTIONS

As at May 31, 2020, the Company owed $36,115 (August 31, 2019 - $27,323) to the Controller of the Company for cash and services provided to the Company. The debt is unsecured, bears no interest and is payable on demand.

As at May 31, 2020, the Company owed nil (August 31, 2019 - $58,914) to a former President of the Company for cash advances made to the Company.

During the nine months ended May 31, 2020, the Company accrued $4,500 (May 31, 2019 - $4,500) in accounting fees to the Controller of the Company.

6. LOAN PAYABLE

On June 15, 2018, the Company issued a promissory note to Sustainable Energy Utility Inc. (“SEU”) in the amount of $981,500. As at May 31, 2020, SEU had advance the principle amount of $803,520. The promissory note bears an interest rate of 2% per annum and is payable in monthly installments of $4,161 including principle and interest for 240 months commencing January 31, 2020. The funds were advanced to the Company for the construction of a solar power electricity generating system (“the System”). The loan is secured by a promissory note, a first priority security interest on the System and an assignment of a Power Purchase Agreement.

Loan payable as at August 31, 2019 (Note 3)	$816,085
Capitalized interest	12,361
Loan payable as at May 31, 2020	$828,446

Current portion of loan payable	$66,586
Long term portion of loan payable	$761,860

As at May 31, 2020, $24,926 of interest was accrued on the loan, due and payable in January 2040. As at May 31, 2020, the Company accrued payables of $1,040 of late payment fees and $9,693 of default loan interest, included in accounts payable and accrued liabilities.

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

Our unaudited condensed consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company’s audited financial statements and 10-K for the year ended August 31, 2019 and unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

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

Effective March 17, 2010, we changed our name from “Zebra Resources Incorporated” to “American Paramount Gold Corp.”, by way of a merger with our wholly owned subsidiary American Paramount Gold Corp., which was formed solely for the change of name.

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on April 12, 2010 under the new stock symbol “APGA”.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $72,952 in cash as of May 31, 2020. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 2020 AND 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended May 31, 2020 and 2019 which are included herein.

Our operating results for the nine months ended May 31, 2020 and 2019 are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2020	2019

Revenue	$5,155	$964
General and administrative	19,641	9,362
Depreciation	30,845	6,674
Gain on reversal of debt	-	(1,756,938)
Foreign exchange	23,608	(13,775)
Interest expense	10,733	48,350
Net (loss) income from operations	$(79,672)	$1,707,291

REVENUES

We generated revenue of $5,155 for the nine months ended May 31, 2020 and $964 during the nine months ended May 31, 2019. On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power which began generating power in April, 2019.

EXPENSES

General and administrative expenses increased by $10,279 during the nine months ended May 31, 2020 as compared to $9,362 for the nine months ended May 31, 2019.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	May 31,	August 31,
	2020	2019

Current assets	$75,053	$65,959
Current liabilities	279,613	188,398
Working capital (deficit)	$(204,560)	$(122,439)

OPERATING ACTIVITIES

Cash provided in operating activities was $72,924 for the nine months ended May 31, 2020 and $149 for the nine months ended May 31, 2019.

FINANCING ACTIVITIES

Cash provided by financing activities was $nil for the nine months ended May 31, 2020 and May 31, 2019.

INVESTING ACTIVITIES

Cash used in investing activities was $nil for the nine months ended May 31, 2020 and $103 for the nine months ended May 31, 2019.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at May 31, 2020, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company incurred a net loss $79,672 for the nine months ended May 31, 2020 and at May 31, 2020 had a deficit accumulated of $4,687,761. Our company has generated minimal revenue, raising substantial doubt about our company’s ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended May 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RISKS RELATED TO OUR COMPANY

We have generated minimal revenue from operations since our incorporation and we anticipate that we will continue to incur operating losses. We had cash in the amount of $72,952 as of May 31, 2020. At May 31, 2020, we had a working capital deficit of $204,560 and incurred a net loss of $79,672 for the nine months ended May 31, 2020. We estimate our average monthly operating expenses to be approximately $12,500. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

None during the nine months ended May 31, 2020.

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

INDIGENOUS ROOTS CORP.
(Registrant)

Date: August 26, 2020	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

