Form 10-Q
period 2021-02-28
Indigenous Roots Corp.
filed 2021-04-08
CIK 1373690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

Number of common shares outstanding at April 8, 2021: 15,086,857

INDIGENOUS ROOTS CORP.

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	February 28, 2021	August 31, 2020
		(audited)
ASSETS

Current Assets
Cash	$25,664	$23,114
Accounts receivable	989	2,885
	26,653	25,999

Fixed Assets (Note 3)	750,687	771,253

Total Assets	$777,340	$797,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$146,767	$139,103
Due to related parties (Note 4)	40,615	37,615
Loan payable (Note 5)	870,525	833,100
	1,057,907	1,009,818

Total Liabilities	1,057,907	1,009,818

STOCKHOLDERS’ DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001 15,086,857 and 15,086,857 shares issued and outstanding as at February 28, 2021 and August 31, 2020 respectively	15,088	15,088
Additional paid-in-capital	4,486,862	4,486,862
Deficit	(4,782,517)	(4,714,516)
Total Stockholders’ Deficit	(280,567)	(212,566)

Total Liabilities and Stockholders’ Deficit	$777,340	$797,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended February 28,		Ended February 28,
	2021	2020	2021	2020

REVENUE	$811	$1,503	$2,814	$3,139
EXPENSES
Operating expenses
General and administrative expenses (Note 4)	1,518	1,636	3,202	3,293
Legal and audit fees	11,023	-	11,632	-
Depreciation expense (Note 3)	10,226	10,254	20,566	20,477
Total operating expenses	22,767	11,890	35,400	23,770

OTHER EXPENSES
Foreign exchange	(2,600)	32,835	(2,010)	33,232
Interest expense (Note 5)	19,685	-	37,425	-
Total other expenses	17,085	32,835	35,415	33,232

Net loss	$(39,041)	$(43,222)	$(68,001)	$(53,863)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,086,857	15,086,857	15,086,857	15,086,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Six Months Ended February 28,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,001)	$(53,863)
Non-cash items:
Depreciation	20,566	20,477
Interest expense	37,425	-
Change in operating assets and liabilities:
Accounts receivable	1,896	60,311
Accounts payable and accrued liabilities	7,664	71,177
Due to related parties	3,000	(55,914)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	2,550	42,188
Net change in cash	2,550	42,188
CASH, BEGINNING	23,114	28

CASH, ENDING	$25,664	$42,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDIGENOUS ROOTS CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2021
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

Going concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At February 28, 2021, the Company had an accumulated deficit of $4,782,517 and a working capital deficiency of $1,031,254. The Company is currently in default on monthly payments of its loan payable to Sustainable Energy Utility Inc. (“SEU”) (Note 5). On September 1, 2020 SEU called for full payment of the loan due to payment arrears and the entire loan is now in default. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

(l) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at February 28, 2021 the Company does not have any potentially dilutive shares.

3. FIXED ASSETS

Fixed assets consist of the following:

	Useful Life	Balance at August 31, 2020 $	Additions $	Accumulated Depreciation $	Balance at February 28, 2021 $

Solar Power System	20 years	771,253	-	(20,566)	750,687
		771,253	-	(20,566)	750,687

On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power at a fair value of $809,300 (Note 1).

4. RELATED PARTY TRANSACTIONS

As at February 28, 2021, the Company owed $40,615 (August 31, 2020 - $37,615) to the Controller of the Company for cash and services provided to the Company. The debt is unsecured, bears no interest and is payable on demand.

During the six months ended February 28, 2021, the Company accrued $3,000 (February 29, 2020 - $3,000) in accounting fees to the Controller of the Company.

5. LOAN PAYABLE

On June 15, 2019, the Company issued a promissory note to SEU in the amount of $981,500. As at February 28, 2021, SEU had advanced the principle amount of $803,520. The promissory note bears an interest rate of 2% per annum and is payable in monthly installments of $4,161 including principle and interest for 240 months commencing January 1, 2020. The loan matures in January 2040. The funds were advanced to the Company for the construction of a solar power electricity generating system.

Loan payable as at August 31, 2020	$833,100
Interest expense	8,117
Default interest expense	16,636
Late charge	12,672
Loan payable as at February 28, 2021	$870,525

The loan is secured by a promissory note, a first priority security interest on the solar power system, an assignment of a Power Purchase Agreement and the corporate guarantee of Edison Power Company. During the six month ended February 28, 2021, SEU called for full payment of the loan due to payment arrears and the loan is now in default. The Company does not expect to make any further payments and as such SEU will be exercising its right to take ownership of the pledged assets. As at the date of filing, the negotiation between the Company and SEU is in progress. The Company has reclassified the loan as a current liability.

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

On April 1, 2019 the Company acquired 100% of the issued and outstanding shares of Edison Power Company (‘Edison Power”), a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation that owns and operates a 140 kW/h solar power generating facility in Georgetown, Delaware. The facility began generating power in April, 2019.

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

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $150,000 that we require for the next 12 months, we had $25,664 in cash as of February 28, 2021. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. Other than as set out below, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended February 28, 2021 and February 29, 2020 which are included herein.

Our operating results for the six months ended February 28, 2021 and February 29, 2020 are summarized as follows:

	Six Months	Six Months
	Ended	Ended
	February 28,	February 29,
	2021	2020

Revenue	$2,814	$3,139
Operating expenses	(35,400)	(23,770)
Other expense	(35,415)	(33,232)
Net (loss) gain from operations	$(68,001)	$(53,863)

REVENUES

We generated revenue of $2,814 for the six months ended February 28, 2021 and $3,139 during the six months ended February 29, 2020. On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power which began generating power in April, 2019.

EXPENSES

Operating expenses increased by $11,630 during the six months ended February 28, 2021 as compared to the six months ended February 29, 2020.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	February 28,	August 31,
	2021	2020

Current assets	$26,653	$25,999
Current liabilities	1,057,907	1,009,818
Working capital (deficit)	$(1,031,254)	$(983,819)

OPERATING ACTIVITIES

Cash provided in operating activities was $2,550 for the six months ended February 28, 2021 and $42,188 for the six months ended February 29, 2020.

FINANCING ACTIVITIES

Cash provided by financing activities was $nil for the six months ended February 28, 2021 and February 29, 2020.

INVESTING ACTIVITIES

Cash used in investing activities was $nil for the six months ended February 28, 2021 and February 29, 2020.

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

NET LOSS PER COMMON SHARE

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of ASC 260 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As at February 28, 2021, our company had no potentially dilutive securities.

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

GOING CONCERN

Our company incurred a net loss $68,001 for the six months ended February 28, 2021 and at February 28, 2021 had a deficit accumulated of $4,782,517. Our company has generated minimal revenue, raising substantial doubt about our company's ability to continue as a going concern. Our company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance our company will be successful in accomplishing its objectives.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of February 28, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the six months ended February 28, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RISKS RELATED TO OUR COMPANY

We have generated minimal revenue from operations since our incorporation and we anticipate that we will continue to incur operating losses. We had cash in the amount of $25,664 as of February 28, 2021. At February 28, 2021, we had a working capital deficit of $1,031,254 and incurred a net loss of $68,001 for the six months ended February 28, 2021. We estimate our average monthly operating expenses to be approximately $12,500. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of the mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

None during the six months ended February 28, 2021.

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

INDIGENOUS ROOTS CORP.
(Registrant)

Date: April 8, 2021	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

