Form 10-K
period 2021-08-31
Indigenous Roots Corp.
filed 2021-12-16
CIK 1373690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 333-138148

INDIGENOUS ROOTS CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5243308
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

41 Puget Drive, Steilacoom	98388
Washington
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (250) 681-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

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
Yes [  ]    No [ X  ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2021 was $2,992,137 based on a $0.37 closing price for the Common Stock on August 31, 2021 For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

15,586,857 shares of common stock issued & outstanding as of November 30, 2021

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

As used in this annual report, the terms "we", "us", "our", "our company" and "Indigenous Roots" refer to Indigenous Roots Corp., unless otherwise indicated.

PART I

Item 1. Business

Corporate Overview

Our principal executive offices are located at 41 Puget Drive, Steilacoom, WA. Our telephone number is (250) 681-1010.

Our common stock is quoted on the OTC Pink under the symbol "IRCC".

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

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power Company ('Edison Power"), a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation that owns and operates a 140 kW/h solar power generating facility in Georgetown, Delaware. The facility was completed in March, 2019 and began generating power in April, 2019.

Our Current Business

We are currently in the Renewable Energy sector.

Subsidiaries

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power Company ('Edison Power"), a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation.

On December 1, 2019, the Company acquired all of the issued and outstanding shares of Edison Power Corporation ("EPC") in exchange for cash of $10. EPC was federally incorporated in Canada on April 13, 2015.

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

We have generated minimal revenue from operations since our incorporation. Due to its inability to meet its debt obligation, the Company may have to forfeit ownership of the Solar Power System and thus lose its only revenue producing asset. We had cash of $515,903 as of August 31, 2021 ($23,114-August 31, 2020) and a working capital deficiency of $1,080,003. We have a cumulative net loss of $4,902,173 from our inception on July 20, 2006 through August 31, 2021. We estimate that our average annual operating expenses will be approximately $200,000 including management services and administrative costs. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol "IRCC" The following quotations, obtained from Market Watch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low

August 31, 2021	$0.37	$0.37
May 31, 2021	$0.12	$0.12
February 28, 2021	$0.11	$0.11
November 30, 2020	$0.13	$0.13

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark- down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and agent for our common and preferred shares.

On August 31, 2021, the shareholders' list showed 143 registered shareholders, 15,586,857 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2021 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2021.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the 2010 Stock Option Plan described below.

2010 Stock Option Plan

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. There are no outstanding options as at August 31, 2021

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended August 31, 2021.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended August 31, 2021 and August 31, 2020 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next 12 months we intend to operate as a business development company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
General, Administrative and Corporate Expenses	$100,000
Operating Expenses	$100,000
Total	$200,000

At present, our cash requirements for the next 12 months outweigh the funds available. Of the $200,000 that we require for the next 12 months, we have $515,903 in cash and a working capital deficiency of $1,080,003 In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of our company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated minimal revenue from operations. As shown on the accompanying financial statements, our company has incurred a net loss of $4,902,173 for the period from inception (July 20, 2006) to August 31, 2021 and has a working capital deficiency of $1,080,003 as at August 31, 2021. These conditions raise substantial doubt about our company's ability to continue as a going concern.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mining activities.

Off-Balance Sheet Arrangements or capital resources that is material to stockholders.

There were none during the years ended August 31, 2021 or 2020.

Results of Operations for the Years Ended August 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2021 and 2020.

Our operating results for the years ended August 31, 2021 and 2020 are summarized as follows:

	Year Ended
	August 31,
	2021	2020
Revenue	$12,589	$7,635
Operating expenses	140,643	66,817
Other expenses	789,383	47,245
Net operating loss for the year	(917,437)	(106,427)

Expenses

Our operating expenses for the years ended August 31, 2021 and 2020 are outlined in the table below:

	Year Ended
	August 31,
	2021	2020
General and administrative expense	$12,044	$9,545
Executive stock compensation	50,000	-
Legal and audit fees	37,126	16,062
Depreciation	41,473	41,210

Equity Compensation

We currently do not have any equity compensation plans or arrangements. On July 31, 2010 our directors approved the adoption of our 2010 Stock Option Plan which permits our company to grant up to 6,500,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Liquidity and Financial Condition

Working Capital

	At August 31,
	2021	2020
Current Assets	$514,445	$25,999
Current Liabilities	1,594,448	1,009,818
Working Capital Deficit	(1,080,003)	(983,819)

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

	Carrying			Significant
	value	Quoted	Significant	Unobserva
	August 31,	Prices in	Other	ble
	2021	(Level 1)	(Level 2)	(Level 3)
Accounts receivable	$(1,458)	$(1,458)	-	-
Accounts payable and accrued expenses	$178,256	$178,256	$-	$-
Loan payable	$466,435	466,435
Due to related parties	$43,615	$43,615	$-	$-
Loan payable	$906,142	$906,142	$-	$-

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

AUGUST 31, 2021 AND 2020

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
December 4, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Indigenous Roots Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Indigenous Roots Corp. ("the Company") as of August 31, 2021, and the related consolidated statements of operations, changes in deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company's auditor since 2021.

Spokane, Washington
December 14, 2021

INDIGENOUS ROOTS CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	August 31, 2021	August 31, 2020

ASSETS

Current Assets
Cash	$515,903	$23,114
Accounts receivable	(1,458)	2,885
	514,445	25,999

Fixed Asset (Note 4)	-	771,253

Total Assets	$514,445	$797,252

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$178,256	$139,103
Loan payable-related party	466,435	-
Due to related parties (Note 5)	43,615	37,615
Loan payable (Note 6)	906,142	833,100
	1,594,448	1,009,818

Total Liabilities	1,594,448	1,009,818

STOCKHOLDERS' DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001
15,586,857 shares issued and outstanding as at August 31, 2021 and 15,086,857 as at August 31, 2020	15,588	15,088
Additional paid-in-capital	4,536,362	4,486,862
Deficit	(5,631,953)	(4,714,516)
Total Stockholders' Deficit	(1,080,003)	(212,566)

Total Liabilities and Stockholders' Deficit	$514,445	$797,252

Going concern (Note 1)

Subsequent event (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

INDIGENOUS ROOTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

	For the Year Ended August 31,
	2021	2020

REVENUE	$12,589	$7,635

EXPENSES
Operating expenses
General and administrative expenses	12,044	9,545
Executive stock compensation	50,000	-
Legal and audit fees	37,126	16,062
Depreciation (Note 4)	41,473	41,210
Total operating expenses	140,643	66,817

Other (income) expenses
Foreign exchange	(30,370)	37,982
Asset impairment expense	729,780	-
Interest expense (Note 6)	89,973	9,263
Total other (income) expenses	789,383	47,245

Net and comprehensive income (loss)	$(917,437)	$(106,427)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.06)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,586,857	15,086,857

The accompanying notes are an integral part of these consolidated financial statements.

INDIGENOUS ROOTS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

	For the Year Ended Ended August 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(917,437)	$(106,427)
Non-cash items:
Stock compensation	50,000	-
Interest expense	73,042	9,261
Depreciation expense	41,473	41,210
Asset impairment expense	729,780	-
Change in operating assets and liabilities:
Accounts receivable	4,343	63,046
Accounts payable and accrued liabilities	39,153	70,235
Due to related parties	6,000	(48,622)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	26,354	28,703

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan advances	466,435	(5,617)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	466,435	(5,617)

Net change in cash	492,789	23,086
CASH, BEGINNING OF THE YEAR	23,114	28

CASH, END OF THE YEAR	$515,903	$23,114

The accompanying notes are an integral part of these consolidated financial statements

INDIGENOUS ROOTS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(EXPRESSED IN US DOLLARS)

	Shares Issued Number	Amount	Additional paid in capital	Deficit	Total

As at August 31, 2019	15,086,857	15,088	4,486,862	(4,608,089)	(106,139)
Net loss	-	-	-	(106,427)	(106,427)
As at August 31, 2020	15,086,857	$15,088	$4,486,862	$(4,714,516)	$(212,566)
Shares issued for services	500,000	500	49,500	-	50,000
Net loss	-	-	-	(917,437)	(917,437)
As at August 31, 2021	15,586,857	15,588	4,536,362	(5,631,953)	(1,080,003)

The accompanying notes are an integral part of these consolidated financial statements

INDIGENOUS ROOTS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2021
(Stated in U.S. Dollars)

1. ORGANIZATION AND NATURE OF BUSINESS

Indigenous Roots Corp. (the "Company") was incorporated in the State of Nevada on July 20, 2006 and is listed on the OTCQB under the symbol "IRCC".

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power Company ('Edison Power"), a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation that owns and operates a 140 kW/h solar power generating facility in Georgetown, Delaware. The facility was substantially completed in March, 2019 and began generating power in April, 2019 (Note 3).

On December 1, 2019, the Company acquired all of the issued and outstanding shares of Edison Power Corporation ("EPC") in exchange for cash of $10. EPC was federally incorporated in Canada on April 13, 2015. EPC has no equity and has not generated any revenue since inception.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At August 31, 2021 the Company had an accumulated deficit of $5,631,953 and a working capital deficiency of $1,080,003. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. Due to its inability to meet its debt obligation, the Company may have to forfeit ownership of the Solar Power System and thus lose its only revenue producing asset. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

(f) Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In accordance with ASC 850, the Company's financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of financial statements.

(g) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Income Taxes". The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(h) Foreign Currency Translation

The Company and its subsidiaries' functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in the statement of operations.

(i) Financial Instruments and Fair Value Measures

ASC 820, "Fair Value Measurements and Disclosures", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable, loan  payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(j) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

(m) Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at August 31, 2021 the Company does not have any potentially dilutive shares.

(n) Comprehensive Loss

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

(o) Recent Accounting Pronouncements

None.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Consideration:
Issuance of 6,849,239 common shares	$63,450
63,450
Fair value of assets and liabilities acquired:
Accounts receivable	63,450
Solar power system (Note 4)	809,300
Loan payable (Note 6)	(809,300)
$63,450

4. FIXED ASSETS

Fixed assets consist of the following:

	Useful Life	Balance at August 31, 2020 $	Additions $	Accumulated Depreciation and Impairment $	Balance at August 31, 2021 $

Solar Power System	20 years	829,456	-	(829,456)	-
		829,456	-	(829,456)	-

On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power. For the year ended August 31, 2021, the Company recognized an impairment loss of $729,780 relating to the Solar Power System (the "System").  The Company was in default of its payments to the note holder - Delaware Sustainable Energy Utility ("DSEU"). DSEU called for full payment of the note and took control of the System and all revenues generated by the System. The Company will not realize any future revenue from the System, is unable to bring the payments current and will not contest DSEU's action.

5. RELATED PARTY TRANSACTIONS

As at August 31, 2021, the Company owed $466,435 (August 31, 2020 - $nil) to a related party of the Company for cash provided to the Company. The debt is unsecured, bears no interest and is payable on demand.

As at August 31, 2021, the Company owed $43,615 (August 31, 2020 - $37,615) to the Controller of the Company for cash and services provided to the Company. The debt is unsecured, bears no interest and is payable on demand.

During the year ended August 31, 2021, the Company accrued $6,000 (August 31, 2020 - $6,000) in accounting fees to the Controller of the Company.

On April 2, 2021, the Company issued 500,000 common shares to the President of the Company in exchange for services rendered. The shares were valued at $0.10 per share.

6. LOAN PAYABLE

On June 15, 2019, the Company issued a promissory note to SEU in the amount of $981,500. As at August 31, 2021, SEU had advanced the principal amount of $803,520. The promissory note bears an interest rate of 2% per annum and is payable in monthly installments of $4,161 including principal and interest for 240 months commencing January 1, 2020. The loan matures in January 2040. The funds were advanced to the Company for the construction of a solar power electricity generating system.

Loan payable as at August 31, 2020	$833,100
Interest expense	17,827
Default interest expense	30,428
Late charge	24,786
Loan payable as at August 31, 2021	$906,142

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

7. COMMON STOCK

Share Issuances

The Company issued 6,739,739 common shares on April 1, 2019 and 109,500 on July 3, 2019 pursuant to the terms of a Share Exchange Agreement with the shareholders of Edison Power Company (Note 3).

On April 2, 2021, the Company issued 500,000 common shares to the President of the Company in exchange for services rendered. The shares were valued at $0.10 per share.

8. INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	August 31, 2021	August 31, 2020
Net income (loss)	$(917,437)	$(106,427)
	21.0%	21.0%
Expected income tax recovery	192,662	22,350
Effect of change in tax rates	-	-
Change in valuation allowance	(192,662)	(22,350)
Income tax recovery	$-	$-

The Company's tax-effected deferred tax assets and liabilities are estimated as follows:

	August 31, 2021	August 31, 2020
Deferred tax assets
Net operating loss carry forwards	$1,142,542	$225,105
Fixed assets	-	12,223
Less: Valuation allowance	((1,142,542)	(237,328)
Net deferred income tax assets	$-	$-

At August 31, 2021, the Company has a deferred tax asset. A full valuation allowance has been established as management believes it is more likely that not that the deferred tax asset will not be realized.

As at August 31, 2021, the Company has non-capital losses of approximately $1,071,931 that may be carried forward and applied against federal and state taxable income of future years. The non-capital losses may be carried forward and expire between 2032 and 2040.

Tax attributes are subject to review, and potential adjustment by tax authorities.

10. SUBSEQUENT EVENT

On October 15, 2021, a majority of the shareholders of the Company consented in writing to effectuate a spin-off of Edison Power Corp. ("EPC"), the Company's wholly-owned subsidiary.

Once effectuated, the Spin-Off of EPC would result in the Company's Common stockholders, on October 22, 2021 (the "Record Date"), owning one half share of the Common Stock of EPC for each one share owned of the Common Stock of the Company. The Spin-Off will result in the issuance of 7,543,428 shares of the Company being issued at a par value of 7,543.

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

As of August 31, 2021, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework of 2013. Our management has concluded that, as of August 31, 2021, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Material Weaknesses Identified

In connection with the preparation of the financial statements for the year ended August 31, 2021, management identified the following material weakness in internal control:

Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2021assessment of the effectiveness of our internal control over financial reporting. Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter ended August 31, 2021that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

On September 27, 2019, Lawrence Faulk was appointed President, CEO, Secretary, Treasurer and as Director.

On April 8, 2021, Ian Marshall was appointed as a Director of the Company.

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

Item 11. Executive Compensation

On April 2, 2021, the Company issued 500,000 common shares to the President of the Company in exchange for services rendered. The shares were valued at $0.10 per share.

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

Option Exercises

During our fiscal year ended August 31, 2021, there were no options exercised by our named officers.

Compensation of Directors

There are no agreements for compensation with Mr. Larry Faulk or Ian Marshall for their services as Officers or Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Mike Matvieshen, Kelowna, BC	Common	3,000,000	19.2%
Q4 Financial Group Inc., Vancouver, BC	Common	3,000,000	19.2%
Directors and Officers as a group	Common	500,000.03%
Stephen Nelson	Common	1,000,000.06%

(1)

Based on 15,586,857 shares of common stock issued and outstanding as of August 31, 2021. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2021 and for fiscal year ended August 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2021 $	August 31, 2020 $
Audit Fees	25,000	19,535
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	25,000	19,535

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

10.2	Consulting Agreement between our company and Wayne Parsons dated April 14, 2010. (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2010).

10.3	Option Cancellation Agreement between our company and Wayne Parsons dated November 18, 2010 (incorporated by reference from our Annual Report on Form 10-K filed on November 29, 2010).

(31)	Section 302 Certifications

31.1*	Section 302 Certification - Principal Executive Officer and Principal Financial Officer

(32)	Section 906 Certification

32.1*	Section 906 Certification - Principal Executive Officer and Principal Financial Officer

(101)**	Interactive Data File (Form 10-K for the Year Ended December 31, 2012)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

INDIGENOUS ROOTS CORP.
(Registrant)

Dated: December 14, 2021	/s/ Larry Faulk
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

Dated: December 14, 2021	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)