Form 10-Q
period 2021-11-30
Indigenous Roots Corp.
filed 2022-01-14
CIK 1373690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of common shares outstanding at January 10, 2022: 15,086,857

INDIGENOUS ROOTS CORP.

Index

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	November 30, 2021	August 31, 2021
		(audited)
ASSETS

Current Assets
Cash	$182,281	$515,903
Accounts receivable	(642)	(1,458)
	181,639	514,445

Total Assets	$181,639	$514,445

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$190,182	$178,256
Loan payable-related party	123,435	466,435
Due to related parties (Note 4)	45,115	43,615
Loan payable (Note 5)	916,457	906,142
	1,275,189	1,594,448

Total Liabilities	1,275,189	1,594,448

STOCKHOLDERS' DEFICIT

Common stock
200,000,000 authorized shares, par value $0.001
15,586,857 and 15,586,857 shares issued and outstanding
as at November 30, 2021 and August 31, 2021 respectively	15,588	15,588
Additional paid-in-capital	4,536,362	4,536,362
Deficit	(5,645,500)	(5,631,953)
Total Stockholders' Deficit	(1,093,550)	(1,080,003)

Total Liabilities and Stockholders' Deficit	$181,639	$514,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended November 30,
	2021	2020

REVENUE	$2,822	$2,003

EXPENSES
Operating expenses
General and administrative expenses	$8,465	$1,684
Legal and audit fees	7,461	609
Depreciation expense	-	10,340
Total operating expenses	15,926	12,633

OTHER EXPENSES
Foreign exchange	(11,878)	590
Interest expense (Note 5)	12,321	17,740
Total other expenses	443	18,330
Net loss	$(13,547)	$(28,960)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,586,857	15,086,857

The accompanying notes are an integral part of these condensed consolidated financial statements

INDIGENOUS ROOTS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,547)	$(28,960)
Non-cash items:
Depreciation	-	10,340
Accrued interest expense	11,315	17,740
Change in operating assets and liabilities:
Accounts receivable	(816)	(2,003)
Accounts payable and accrued liabilities	11,926	(767)
Due to related parties	1,500	1,500
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,378	(2,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments	(343,000)	-
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(343,000)	-
CASH, BEGINNING	515,903	23,114

CASH, ENDING	$182,281	$20,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDIGENOUS ROOTS CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(EXPRESSED IN US DOLLARS)

	Shares Issued Number	Amount	Additional paid in capital	Deficit	Total
As at August 31, 2020	15,086,857	15,088	4,486,862	(4,714,516)	(212,566)
Net loss	-	-	-	(28,960)	(28,960)
As at November 30, 2020	15,086,857	$15,088	$4,486,862	$(4,743,476	$(241,526)
Shares issued for services	500,000	500	49,500	-	50,000
Net loss	-	-	-	(888,477)	(888,477)
As at August 31, 021	15,586,857	$15,588	$4,536,362	$(5,631,953)	$(1,080,003)
Net loss	-	-	-	(13,547)	(13,547)
As a November 30, 2021	15,586,857	15,588	4,536,362	(5,645,500)	(1,093,550)

The accompanying notes are an integral part of these consolidated financial statements

INDIGENOUS ROOTS CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2021
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

On October 15, 2021, a majority of the shareholders of the Company consented in writing to effectuate a spin-off of Edison Power, the Company's wholly-owned subsidiary. The effectuation date of the spin-off is subject to the pending approval of FINRA.

Once effectuated, the Spin-Off of EPC would result in the Company's Common stockholders owning one half share of the Common Stock of Edison Power for each one share owned of the Common Stock of the Company. The Spin-Off will result in the issuance of 7,543,428 shares of EPC being issued at a par value of 7,543. Edison Power will remain a wholly-owned subsidiary of the Company until the effectuation date.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At November 30, 2021 the Company had an accumulated deficit of $5,645,500 and a working capital deficiency of $1,093,549. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. Due to its inability to meet its debt obligation, the Company may have to forfeit ownership of the Solar Power System and thus lose its only revenue producing asset. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

On October 15, 2021, a majority of the shareholders of the Company consented in writing to effectuate a spin-off of Edison Power, the Company's wholly-owned subsidiary. The effectuation date of the spin-off is subject to the pending approval of FINRA.

Once effectuated, the Spin-Off of EPC would result in the Company's Common stockholders owning one half share of the Common Stock of Edison Power for each one share owned of the Common Stock of the Company. The Spin-Off will result in the issuance of 7,543,428 shares of the Company being issued at a par value of 7,543. Edison Power will remain a wholly-owned subsidiary of the Company until the effectuation date.

4. RELATED PARTY TRANSACTIONS

As at November 30, 2021, the Company owed $123,435 (August 31, 2021 - $466,435) to a related party of the Company for cash provided to the Company. The debt is unsecured, bears no interest and is payable on demand.

As at November 30, 2021, the Company owed $45,115 (August 31, 2021 - $43,615) to the Controller of the Company for cash and services provided to the Company. The debt is unsecured, bears no interest and is payable on demand.

During the three months ended November 30, 2021, the Company accrued $1,500 (November 30, 2020 - $1,500) in accounting fees to the Controller of the Company.

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

Loan payable as at August 31, 2021	$906,142
Payment on Late Payment Fee	(2,006)
Interest expense	4,137
Default interest expense	8,184
Loan payable as at November 30, 2021	$916,457

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

6. COMMON STOCK

Share Issuances

There were no share issuances during the three months ended November 30, 2021.

7. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements except as noted below.

None.

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

Our Current Business

On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power. On June 15, 2019, the Company issued a promissory note to Delaware Sustainable Energy Utility "DSEU") in the amount of $981,500 (the "Loan"). The funds were advanced to the Company for the construction of a solar power electricity generating system. The loan is secured by a promissory note, a first priority security interest on the solar power system, an assignment of a Power Purchase Agreement and the corporate guarantee of Edison Power Company. In September, 2020, SEU called for full payment of the loan due to a default of the Company to make payments on the Loan. The Company does not expect to make any further payments and as such SEU will be exercising its right to take ownership of the pledged assets. As at the date of filing, the negotiation between the Company and SEU is in progress.  The Company has reclassified the loan as a current liability. The Company will not realize any future revenue.

We are currently seeking other opportunities in the Renewable Energy sector.

Subsidiaries

On April 1, 2019, the Company acquired 100% of the issued and outstanding shares of Edison Power Company ('Edison Power"), a Nevada corporation, in exchange for 6,849,239 common shares of the Company. Edison Power owns a 100% interest in Edison Delaware 2 LLC, a Delaware registered limited liability corporation.

On October 15, 2021, a majority of the shareholders of the Company consented in writing to effectuate a spin-off of Edison Power, the Company's wholly-owned subsidiary. The effectuation date of the spin-off is subject to the pending approval of FINRA.

Once effectuated, the Spin-Off of EPC would result in the Company's Common stockholders owning one half share of the Common Stock of Edison Power for each one share owned of the Common Stock of the Company. The Spin-Off will result in the issuance of 7,543,428 shares of the Company being issued at a par value of 7,543. Edison Power will remain a wholly-owned subsidiary of the Company until the effectuation date.

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

We have generated minimal revenue from operations since our incorporation. Due to its inability to meet its debt obligation, the Company lost control of the Solar Power System and thus lost all potential for revenues. We had cash of $182,281 as of November 30, 2021 and a working capital deficiency of $1,093,550. We have a cumulative net loss of $5,645,500 from our inception on July 20, 2006 through November 30, 2021. We estimate that our average annual operating expenses will be approximately $200,000 including management services and administrative costs. We have traditionally raised our operating capital from sales of equity securities and shareholder loans but there can be no assurance that we will continue to be able to do so.

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

On November 30, 2021, the shareholders' list showed 143 registered shareholders, 15,586,857 common shares outstanding.

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

2010 Stock Option Plan

On July 30, 2010, our directors approved the adoption of the 2010 Stock Option Plan which permits our company to issue up to 6,500,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2010 Plan. There are no outstanding options as at November 30, 2021.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of our company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no opportunity to realize any revenues at this time. Our financial condition raises substantial doubt about our company's ability to continue as a going concern.

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mining activities.

Off-Balance Sheet Arrangements or capital resources that is material to stockholders.

There were none at November 30, 2022.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2021 and 2020 which are included herein.

Our operating results for the three months ended November 30, 2021 and 2020 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2021	2020

Revenue	$(2,822)	$(2,003)
Operating expenses	15,926	12,633
Other expense	443	18,330
Net (loss) income from operations	$(13,547)	$(28,960)

REVENUES

We generated revenue of $2,822 for the three months ended November 30, 2021 and $2,003 during the three months ended November 30, 2020. On April 1, 2020, the Company acquired the solar power system through the acquisition of Edison Power which began generating power in April, 2020.

On April 1, 2019, the Company acquired the solar power system through the acquisition of Edison Power. On June 15, 2019, the Company issued a promissory note to Delaware Sustainable Energy Utility "DSEU") in the amount of $981,500 (the "Loan"). The funds were advanced to the Company for the construction of a solar power electricity generating system. The loan is secured by a promissory note, a first priority security interest on the solar power system, an assignment of a Power Purchase Agreement and the corporate guarantee of Edison Power Company. In September, 2020, SEU called for full payment of the loan due to a default of the Company to make payments on the Loan. The Company does not expect to make any further payments and as such SEU will be exercising its right to take ownership of the pledged assets. As at the date of filing, the negotiation between the Company and SEU is in progress. The Company has reclassified the loan as a current liability.

As the Company has forfeited control of the System, it will not realize any future revenues. All revenue generated by the System is paid directly to DSEU and the proceeds are applied to outstanding interest debt.

EXPENSES

General and administrative expenses were $8,465 during the three months ended November 30, 2021 as compared to $1,684 for the three months ended November 30, 2020.

Legal and audit expenses were $7,461 during the three months ended November 30, 2021 as compared to $609 for the three months ended November 30, 2020.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	November 30,	August 31,
	2021	2021

Current assets	$181,640	$514,445
Current liabilities	1,275,189	1,594,448
Working capital (deficit)	$(1,093,549)	$(1,080,003)

OPERATING ACTIVITIES

Cash provided by operating activities was $9,378 for the three months ended November 30, 2021 and cash used in operating activities was $2,149 for the three months ended November 30, 2020.

FINANCING ACTIVITIES

Cash used in financing activities was $343,000 for the three months ended November 30, 2021 and $nil for the three months ended November 30, 2020.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

(3)	ARTICLES OF INCORPORATION AND BYLAWS

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on October 23, 2006).

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010).

(10)	MATERIAL CONTRACTS

10.1	Mineral Lease Agreement between Royce L. Hackworth and Belva L. Tomany and our company dated April 16, 2012. (incorporated by reference from our Current Report on Form 8-K filed on April 19, 2010).

(31)	RULE 13A-14(A)/15D-14(A) CERTIFICATIONS

31.1*	Section 302 Certification of the Principal Executive Officer under Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of the Principal Financial Officer and Principal Accounting Officer under Sarbanes-Oxley Act of 2002

(32)	SECTION 1350 CERTIFICATIONS

32.1*	Section 906 Certification of the Principal Executive Officer under Sarbanes-Oxley Act of 2002

32.2*	Section 906 Certification of the Principal Financial Officer and Principal Accounting Officer under Sarbanes-Oxley Act of 2002

(101)*	Interactive Data File

101.INS	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIGENOUS ROOTS CORP.
(Registrant)

Date: January 14, 2022	/s/ Larry Faulk
Larry Faulk
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)